Form 10-K
period 2021-12-31
Roth CH Acquisition IV Co.
filed 2022-04-07
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40710

ROTH CH ACQUISITION IV CO.
(Exact name of registrant as specified in its charter)

Delaware	83-3583873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 San Clemente Drive, Suite 400 Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 720-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	ROCG	The Nasdaq Stock Market LLC
Warrants	ROCGW	The Nasdaq Stock Market LLC
Units	ROCGU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The Nasdaq Stock Market LLC on August 6, 2021, and the registrant’s common stock and warrants began trading on The Nasdaq Stock Market LLC on August 31, 2021.

As of April 6, 2022, there were 14,836,500 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ROTH CH ACQUISITION IV CO.

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 pandemic;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
●	our potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our filings from time to time with the United States Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1.BUSINESS

Overview

Roth CH Acquisition IV Co. (the “Company,” “we,” “us,” or “our”) is a blank check company formed under the laws of the State of Delaware on February 13, 2019. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to herein as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering and our search for an initial business combination. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses operating in the business services, consumer, healthcare, technology, wellness or sustainability sectors.

The Registration Statement for our initial public offering was declared effective on August 5, 2021 (the “Initial Public Offering” or “IPO”). On August 10, 2021, the Company consummated the IPO of 11,500,000 units (the “Units”), including 1,500,000 issued upon the exercise in full by the underwriters in the IPO of their over-allotment option. Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), and one-half of one warrant (“Warrant”) entitling the holder of each whole Warrant to purchase one share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring transaction costs of approximately $1.65 million, consisting of $1.15 million of underwriting fees and approximately $0.5 million of other offering costs of the Initial Public Offering in accordance with Staff Accounting Bulletin Topic 5A and 5T.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 461,500 Units (the “Private Units”) at a purchase price of $10.00 per Private Unit (the “Private Placement”), to certain initial stockholders of the Company, generating gross proceeds of $4,615,000. Except with respect to certain registration rights and transfer restrictions, the Private Units are identical to the Units sold as part of the public units in the Initial Public Offering.

As of August 10, 2021, a total of $116,725,000 ($10.15 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, as amended (the “Investment Company Act”), with a maturity of one hundred eighty-five (185) days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 under the Investment Company Act, as determined by the Company. None of the funds held in trust will be released from the Trust Account, other than to pay our income or other tax obligations until the earlier of (i) the consummation of the Company’s initial business combination, (ii) the Company’s failure to consummate a business combination within 18 months from the closing of the IPO, and (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination within 18 months of the closing of the IPO and such amendment is duly approved

If we are unable to complete our initial business combination within 18 months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining holders of common stock and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Competitive Strengths

Our management team is led by Byron Roth, our Chairman and Co-Chief Executive Officer, John Lipman, our Co-Chief Executive Officer, Gordon Roth, our Chief Financial Officer, our independent directors and partners of both Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), who have over 100 years of combined operational, deal-making and investment experience. Our mission is to unlock value for our stockholders by identifying an acquisition target in the business services, consumer, healthcare, technology, wellness or sustainability sectors. Given the experience of our management team in these sectors, we believe we have significant resources to identify, diligence, and structure transactions that could be favorable for all stockholders.

We believe our management team’s backgrounds, and Roth and Craig-Hallum’s unique sourcing infrastructure, provide us with the ability to identify transactions and target businesses that can thrive as publicly-traded companies. Additionally, over the course of their careers, the members of our management team and our affiliates have developed extensive networks of contacts and corporate relationships that we believe will provide us with an important source of initial business combination opportunities. These networks have provided our management team and our affiliates with deal flow that has resulted in numerous transactions. We anticipate that target business candidates will also be brought to our attention from various unaffiliated sources, including family offices, investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

Management team

Our management team, through its members’ shared experience at Roth and Craig-Hallum, has a history of identifying targets and making strategic investments, acquisitions and raising capital. Roth and Craig-Hallum are small-cap growth investment banks with deep expertise and relationships in the business services, consumer, healthcare, technology, wellness and sustainability sectors. Since inception in 1992, Roth has raised over $50 billion in equity and debt offerings for small cap growth companies; Craig-Hallum has raised over $25 billion for small cap growth companies since its inception in 1997. Together, Roth and Craig-Hallum have approximately 40 senior research analysts covering approximately 550 companies, and over 40 sales people servicing approximately 1,000 institutional investors. Combined, the two firms have been underwriters on approximately 60 IPOs and completed over 400 M&A and advisory assignments. Roth and Craig-Hallum sponsor over 15,000 meetings with institutional clients annually. On March 17, 2021, Roth CH Acquisition I Co., a SPAC co-sponsored by Roth and Craig-Hallum, consummated its business combination with PureCycle Technologies, Inc. (NASDAQ: PCT). On July 28, 2021, Roth CH Acquisition II Co., a SPAC co-sponsored by Roth and Craig-Hallum, consummated its business combination with Reservoir Media, Inc. (NASDAQ: RMI). On February 14, 2022, Roth CH Acquisition III Co., a SPAC co-sponsored by Roth and Craig-Hallum, consummated its business combination with QualTek Services Inc. (NASDAQ: QTEK).

The past performance of Roth and Craig-Hallum, our management team and affiliates, or businesses with which they are or have been associated, is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record or past performance of our management team or their affiliates or the businesses with which they are or have been associated as indicative of our future performance.

Business Strategy

Our management team’s objective is to generate attractive returns and create value for our stockholders by applying a disciplined strategy of identifying attractive investment opportunities that could benefit from the addition of capital, management expertise and strategic insight.

We will leverage our management team’s broad network of proprietary and public transaction sources to find an opportunity where their expertise could effect a positive transformation of the existing business to improve the overall value proposition while maximizing shareholder value.

Our management team believes it can identify companies that are under-performing their potential due to a temporary period of dislocation in the markets in which they operate, inefficient capital allocations, over-levered capital structures, excessive cost structures, incomplete management teams and/or inappropriate business strategies. In order to increase shareholder value, we will seek to identify these dislocations and implement a proven course correction plan where management agreements are put in place, debt and equity structures are realigned and costs are reduced.

We intend to source initial business combination opportunities through the extensive networks of our management team and their affiliates. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships, including seasoned executives and operators, private equity investors, lenders, attorneys and family offices, that we believe will provide our management team with a robust flow of acquisition opportunities.

We believe successful special purpose acquisition companies require a differentiated story to make a business combination attractive for potential sellers of businesses who become partners in a public markets context. We believe that our team will be an attractive partner given our proven track record of both operational and financial success in small and medium sized public companies and our deep understanding of how to navigate complicated shareholder and capital markets dynamics in a small and mid-cap context.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Roth or Craig-Hallum, our initial stockholders, officers or directors or their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our initial stockholders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm that regularly provides fairness opinions that our initial business combination is fair to our stockholders from a financial point of view.

Roth and Craig-Hallum and each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which might be suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity.

We believe, however, that the fiduciary duties or contractual obligations of Roth and Craig-Hallum and our officers or directors will not materially affect our ability to complete our initial business combination. We may, at our option, pursue an acquisition opportunity with an entity to which Roth or Craig-Hallum, investment funds advised by Roth or Craig-Hallum, or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. The determination of whether an opportunity has been expressly offered to a director of officer solely in his or her capacity as a director or officer of our company will made based on express statements by the person offering the opportunity, and if a director or officer is unsure of whether an opportunity was offered in such capacity, he or she shall seek guidance on such determination from the audit committee of our Board of Directors.

We will have until 18 months from the consummation of our initial public offering to consummate our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem or purchase 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until the completion of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private units, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee may be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s fiduciary obligations and the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair Market Value of Target Business or Businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. If we are no longer listed on a national exchange, we will not be required to satisfy the 80% test.

The fair market value of a target business or businesses or assets will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our Board of Directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of how or whether they vote on the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any founder shares, shares underlying the private units and any public shares purchased in or after our initial public offering held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offering, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

If we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, it may limit our ability to consummate such initial business combination and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the closing of our initial public offering in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only 4,081,751 of our 11,500,000 public shares (or approximately 35.5% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting).

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to convert their shares, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of conversions. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their public shares, regardless of how or whether they vote on the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any founder shares, shares underlying the private units and any public shares purchased in or after our initial public offering held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his, her or its shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell his, her or its public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his conversion rights. Under our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. As a result, if we require public stockholders who wish to convert their shares of common stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to. The conversion rights will likely include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee, and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of public shares delivered his, her or its certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 18 months from the closing of our initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our initial public offering and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver.

Examples of instances where we may engage a third party that refuses to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver, or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if third parties execute such agreements with us, they will not seek recourse against the trust account. Certain of our initial stockholders have agreed that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our initial stockholders will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our initial stockholders have sufficient funds to satisfy their indemnity obligations. We have not asked our initial stockholders to reserve for such obligations. We therefore cannot assure you that they will be able to satisfy their indemnification obligations if they are required to do so.

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to any shares owned by them. We will pay the costs of any subsequent liquidation from interest accrued in the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.15.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have seven executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

For additional discussion of the general development of our business, see our final prospectus for our initial public offering, filed with the SEC on August 6, 2021.

ITEM 1A.RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

We currently maintain our executive offices at 888 San Clemente Drive, Newport Beach, CA 92660. Roth Capital Partners, LLC (“Roth”) is making this space available to us free of charge. We consider our current office space adequate for our current operations.

ITEM 3.LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units, common stock and warrants trade on The Nasdaq Capital Market, or Nasdaq, under the symbols “ROCGU,” “ROCG” and “ROCGW,” respectively. Our units began trading on Nasdaq on August 6, 2021, and the shares of common stock and warrants began trading on Nasdaq on August 31, 2021.

Holders of Record

As of March 28, 2022, there were 14,836,500 shares of common stock issued and outstanding held by 17 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date, and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time and subject to Delaware law. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had net loss of $402,542, which was comprised of operational costs of $415,858, offset by interest earned on marketable securities held in Trust Account of $13,316.

For the year ended December 31, 2020, we had net loss of $1,965, which was comprised of operational costs.

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

For the year ended December 31, 2021, cash used in operating activities was $463,981. Net loss of $402,542 was affected by interest earned on marketable securities held in Trust Account of $13,316. Changes in operating assets and liabilities used $48,123 of cash for operating activities.

For the year ended December 31, 2020, cash used in operating activities was $1,740. Net loss of $1,965 was affected by changes in operating assets and liabilities which provided $225 of cash for operating activities.

As of December 31, 2021, we held marketable securities in the Trust Account of $116,738,316 (including approximately $13,316 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $802,606. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Pursuant to a business combination marketing agreement entered into on August 5, 2021, we have engaged Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), the underwriters in the Initial Public Offering, as advisors in connection with our Business Combination to assist us in the transaction structuring and negotiation of a definitive purchase agreement with respect to the Business Combination, hold meetings with our stockholders to discuss the Business Combination and the target’s attributes, introduce us to potential investors to purchase our securities in connection with the Business Combination, assist us in obtaining stockholder approval for the Business Combination, and assist us with financial analysis, presentations, press releases and filings related to the Business Combination. We will pay Roth and Craig-Hallum a fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of the Initial Public Offering, or $5,175,000. Roth and Craig-Hallum will not be entitled to such fee unless we consummate a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have two classes of common stock, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of common stock. Remeasurement associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements and supplementary data required by this Item are listed in Part IV, Item 15 of this Annual Report on Form 10-K (or are incorporated therein by reference) and are presented beginning on Page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Byron Roth	59	Co-Chief Executive Officer and Chairman of the Board
John Lipman	45	Co-Chief Executive Officer and Director
Gordon Roth	67	Chief Financial Officer
Rick Hartfiel	58	Co-President
Aaron Gurewitz	53	Co-President
Andrew Costa	32	Co-Chief Operating Officer
Matthew Day	48	Co-Chief Operating Officer
Molly Montgomery	55	Director
Daniel M. Friedberg	59	Director
Adam Rothstein	50	Director
Sam Chawla	47	Director

Byron Roth has served as our Chief Executive Officer and Chairman of the Board since our inception in February 2019, and became our Co-Chief Executive Officer in February 2021. Mr. Roth has been the Chairman and Chief Executive Officer of Roth since 1998. Under his management the firm has helped raise over $75 billion for small-cap companies, as well as advising on many merger and acquisition transactions. Mr. Roth is a co-founder and General Partner of three private investment firms: Rx3, LLC, an influencer fund focused on consumer brands, Rivi Capital, concentrated in the mining sector, and Aceras Life Sciences, LLC, an in-house incubator focused on funding the development of novel medical innovations. He also co-founded two long only asset management firms: Cortina Asset Management, recently acquired by Silvercrest Asset Management (NASDAQ: SAMG), and EAM Investors. Mr. Roth was the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition I Co. (NASDAQ: ROCH) from February 2019 until March 2021, when Roth CH Acquisition I Co. closed its business combination with PureCycle Technologies LLC. He was the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition II Co. (NASDAQ: ROCC) from February 2019 until July 2021, when Roth CH Acquisition II Co. closed its business combination with Reservoir Holdings, Inc. Mr. Roth was the Co-Chief Executive Officer and Chairman of the Board of Roth CH Acquisition III Co. (NASDAQ: ROCR) from February 2019 until February 2022, when Roth CH Acquisition III Co. closed its business combination with QualTek HoldCo, LLC. He is also the Co-Chief Executive Officer and Co-Chairman of the Board of Roth CH Acquisition V Co. (NASDAQ: ROCL), a special purpose acquisition company. Mr. Roth is a member of the Advisory Council, Executive Committee, and serves as the Chairman on the Nominating Committee for the Cornell SC Johnson College of Business. He is a founding member of the University of San Diego Executive Cabinet for the Athletic Department, and former member of the Board of Trustees where he served on the Investment Committee for the university’s endowment and athletic department for nine years. Mr. Roth also sits on the Executive Board of SMU’s Cox School of Business. Mr. Roth serves as Chair of the Pacific Region Board of Trustees and a National Trustee for the Boys and Girls Club of America, and served as the Co-Chair for the 2019 Boys and Girls Club Pacific Youth of the Year Competition. He is also the 2021 annual honoree for the Elephant Cooperation, a non-profit devoted to raising awareness of the African elephant crisis and supporting educational causes in Africa. Mr. Roth also sits on the Board of Directors for the Lott IMPACT Foundation, whose Lott IMPACT Trophy is presented annually to the college football defensive IMPACT player of the year for their contribution on and off the field. He was also the honoree at the Challenged Athletes Foundation (CAF) 2015 Celebration of Heroes, Heart and Hope Gala and the 2018 Athletes First Classic Golden Heart Award benefitting the Orangewood Foundation. Mr. Roth earned his BBA from the University of San Diego in 1985 and his MBA from the Cornell SC Johnson College of Business in 1987. Mr. Byron Roth is the brother of Mr. Gordon Roth.

John Lipman has served as our Chief Operating Officer and as a member of our Board of Directors since August 2020, and became our Co-Chief Executive Officer in February 2021. Mr. Lipman is a Partner and Managing Director of Investment Banking at Craig-Hallum. Mr. Lipman joined Craig-Hallum in 2012 and has more than 15 years of investment banking experience advising growth companies in the healthcare, industrial, and technology sectors. Mr. Lipman has completed over 125 equity, convertible, and debt offerings and advisory assignments for growth companies - including over 75 since joining Craig-Hallum. Prior to joining Craig-Hallum, Mr. Lipman was a Managing Director at Rodman & Renshaw LLC from 2011 to 2012, a Managing Director at Hudson Securities, Inc. from 2010 to 2011, and Carter Securities LLC, a firm he founded that specialized in raising equity, equity-linked, and debt capital for growth companies, from 2005 to 2009. Mr. Lipman is the Co-Chief Executive Officer and Co-Chairman of the Board of Roth CH Acquisition V Co. (NASDAQ: ROCL). Mr. Lipman was the Chief Operating Officer and a member of the board of directors of Roth CH Acquisition I Co. (NASDAQ: ROCH) from December 2019 until March 2021 and Roth CH Acquisition II Co. (NASDAQ: ROCC) from August 2020 until July 2021 and the Co-Chief Executive Officer from February 2021 until February 2022 and a director from August 2020 until February 2022 of Roth CH Acquisition III Co. (NASDAQ: ROCR). Mr. Lipman earned his B.A. in Economics in 1999 from Rollins College in Winter Park, FL.

Gordon Roth has served as our Chief Financial Officer since our inception in February 2019. Mr. Roth has been the Chief Financial Officer and Chief Operating Officer of Roth since 2000. From 1990 to 2000, Mr. Roth was the Chairman and Founder of Roth and Company, P.C., a thirty-five person public accounting firm in Des Moines, Iowa. Prior to that Mr. Roth spent thirteen years with Deloitte & Touche, most recently serving as a Tax Partner and the Partner-in-Charge of the Des Moines office Tax Department. Mr. Roth is a CPA and a member of the American Institute of CPA’s. Mr. Roth is the Chief Financial Officer of Roth CH Acquisition V Co. (NASDAQ: ROCL). Mr. Roth was the Chief Financial Officer of Roth CH Acquisition I Co. (NASDAQ: ROCH) from December 2019 until March 2021, Roth CH Acquisition II Co. (NASDAQ: ROCC) from February 2019 until July 2021 and Roth CH Acquisition III Co. (NASDAQ: ROCR) from February 2019 until February 2022. Mr. Roth used to serve on the Board of Trustees of JSerra Catholic High School, and was the Chair of the Budget & Finance Committee. Mr. Roth has served on several other non-profit boards in the past including Boys & Girls Club, Special Olympics, Camp Fire and St Anne School. Mr. Roth was also a founding partner of the Iowa Barnstormers of the Arena Football League. Mr. Roth earned his B.A. from William Penn University in 1976, where he also served as a member of their Board of Trustees and was inducted into their Athletic Hall of Fame. Mr. Roth also earned a Master of Science in Accounting from Drake University in 1977. Mr. Gordon Roth is the brother of Mr. Byron Roth.

Rick Hartfiel has served as our Co-President since August 2020. Mr. Hartfiel is a Managing Partner and has been the Head of Investment Banking at Craig-Hallum since 2005. Mr. Hartfiel brings over 30 years of investment banking experience focused on emerging growth companies. Since joining Craig-Hallum in 2005, Mr. Hartfiel has managed over 300 equity offerings (IPOs, follow-on offerings, registered direct offerings and PIPEs) and M&A transactions. Prior to joining Craig-Hallum, Mr. Hartfiel was an investment banker at Dain Rauscher Wessels and Credit Suisse First Boston. Mr. Hartfiel is the Co-President of Roth CH Acquisition V Co. (NASDAQ: ROCL). Mr. Hartfiel was the President from December 2019 to February 2020 and the Co-President from February 2020 until March 2021 of Roth CH Acquisition I Co. (NASDAQ: ROCH), the Co-President from August 2020 until July 2021 of Roth CH Acquisition II Co. (NASDAQ: ROCC) and the Co-President from August 2020 until February 2022 of Roth CH Acquisition III Co. (NASDAQ: ROCR). Mr. Hartfiel has a B.A. from Amherst College, and an MBA from Harvard Business School.

Aaron Gurewitz has served as our Co-President since August 2020. Mr. Gurewitz has been a Managing Director and the Head of Roth’s Equity Capital Markets Department since January 2001. Mr. Gurewitz brings over 25 years of investment banking experience focused on growth companies. Since joining Roth in 1999, Mr. Gurewitz has managed over 1,000 public offerings including, but not limited to, IPOs and follow-on offerings. Prior to joining Roth in 1999, Mr. Gurewitz was a Senior Vice President in the Investment Banking Group at Friedman Billings Ramsey from May 1998 to August 1999. From 1995 to April 1998, Mr. Gurewitz was a Vice President in the Corporate Finance Department at Roth, and from 1999 to 2001, Mr. Gurewitz served as a Managing Director in Roth’s Investment Banking Department. Mr. Gurewitz is the Co-President of Roth CH Acquisition V Co. (NASDAQ: ROCL). Mr. Gurewitz was the Co-President of Roth CH Acquisition I Co. (NASDAQ: ROCH) from February 2020 until March 2021, Roth CH Acquisition II Co. (NASDAQ: ROCC) from August 2020 until July 2021 and Roth CH Acquisition III Co. (NASDAQ: ROCR) from August 2020 until February 2022. Mr. Gurewitz graduated cum laude from San Diego State University with a B.S. in Finance.

Andrew Costa has served as our Co-Chief Operating Officer since July 2021. Mr. Costa is the Chief Investment Officer and a Managing Director at Roth Capital Partners, LLC. Mr. Costa joined Roth Capital Partners in 2021. Prior to joining Roth Capital Partners, Mr. Costa was a Vice President in the Investment Banking Division at Morgan Stanley where he led numerous landmark M&A and equity transactions in the retail and eCommerce sectors. Prior to Morgan Stanley, Andrew was an Investment Banker at J.P. Morgan, and prior to that, served as a Captain in the U.S. Air Force. Mr. Costa is the Co-Chief Operating Officer of Roth CH Acquisition V Co. (NASDAQ: ROCL). Mr. Costa is also a Board member of Kroma Wellness PBC, a private, direct to consumer wellness brand. Mr. Costa graduated from the U.S. Air Force Academy with a B.S. in Systems Engineering Management and earned an MBA from USC’s Marshall School of Business.

Matthew Day has served as our Co-Chief Operating Officer since July 2021. Mr. Day is a Managing Director in the Investment Banking department at Roth Capital Partners, LLC with a focus on Business Services and Technology. Prior to joining Roth in 2019, Mr. Day spent 12 years as a senior equity analyst at Sagard Capital Partners, an investment firm that built and managed large minority positions in U.S. and Canadian publicly traded companies. At Sagard, Mr. Day focused primarily on businesses in the business services, industrial and consumer sectors. Prior to this role, he was a senior equity analyst and private equity associate at Xylem Investments from 2002 to 2006, where he served on boards of three private forestry companies in New Zealand, Chile and Venezuela. From 2000 to 2002, Mr. Day was an investment banking associate at Lehman Brothers in the global technology group. He also worked as an associate and analyst at Barclays Capital from 1995 to 1999, where he focused on the telecom, media and transportation industries. Mr. Day is the Co-Chief Operating Officer of Roth CH Acquisition V Co. (NASDAQ: ROCL). Mr. Day has a B.S. in Finance from Boston College and an MBA from the University of California Berkeley Haas School of Business.

Molly Montgomery became a member of our Board of Directors on August 5, 2021. Since January 2020, Ms. Montgomery has been a member of the Board of Directors at Wilbur-Ellis Company Inc., a privately-owned family business based in San Francisco with revenues over $3.0 billion. Since October 2020, Ms. Montgomery has served as a board director of The Wine Group, a privately-held, management-owned company that is the second largest wine producer in the US and third largest in the world. Ms. Montgomery has also served as a board director of Custom Made Meals since May 2021, Benson Hill (NYSE: BHIL) since October 2021 and Balco Holdings since January 2022. Ms. Montgomery also serves as a strategic advisor to early stage companies Trace Genomics and Planted Places. Ms. Montgomery was a member of the board of directors of each of Roth CH Acquisition I Co. (NASDAQ: ROCH) from February 2020 until March 2021, Roth CH Acquisition II Co. (NASDAQ: ROCC) from December 2020 until July 2021, and Roth CH Acquisition III Co. (NASDAQ: ROCR) from February 2021 until February 2022. From 2009 to 2019, Ms. Montgomery served as an Executive of Landec Corporation, a publicly-traded company in the health & wellness space with revenues of approximately $550M, and served as Chief Executive Officer, President & Director of Landec Corporation from 2015 to 2019. Ms. Montgomery has also served on the Board of Directors for Windset Farms, one of the largest and most technologically advanced hydroponic greenhouse growers in North America, from 2018 to 2019 and as a director for Flower One, the largest greenhouse grower and producer of cannabis in the State of Nevada from 2020 to 2021. Prior to Landec, from 2006 to 2009, Ms. Montgomery served as VP of Global Marketing and Business Development at Ashland Chemical. Ms. Montgomery has also been an executive in two software companies and held additional positions in strategy, marketing, engineering and operations in a number of other chemical, pharmaceutical and consumer product companies. Ms. Montgomery holds a BES and MEng in Chemical Engineering from the University of Louisville and an MBA from Harvard Business School.

Daniel M. Friedberg became a member of our Board of Directors on August 5, 2021. Mr. Friedberg was a member of the board of directors of each of Roth CH Acquisition I Co. (NASDAQ: ROCH) from February 2020 until March 2021, Roth CH Acquisition II Co. (NASDAQ: ROCC) from December 2020 until July 2021 and Roth CH Acquisition III Co. (NASDAQ: ROCR) from February 2021 until February 2022. Mr. Friedberg has served as Chairman of the Board of Quest Resource Holding Corp. (NASDAQ: QRHC) since April 2019. Mr. Friedberg has served as the Chief Executive Officer of Hampstead Park Capital Management LLC, a private equity investment firm, since its founding in May 2016. Mr. Friedberg was Chief Executive Officer and Managing Partner of Sagard Capital Partners L.P., a private equity investment firm, from its founding in January 2005 until May 2016. In addition, from January 2005 to May 2016, Mr. Friedberg was also a Vice President of Power Corporation of Canada, a diversified international management holding company. Mr. Friedberg was with global strategy management consultants Bain & Company, as a consultant from 1987 to 1991 and then again as a Partner from 1997 to 2005. Mr. Friedberg started with Bain & Company in the London office in 1987, was a founder of the Toronto office in 1991, and a founder of the New York office in 2000, leading the Canadian and New York private equity businesses. From 1991 to 1997, Mr. Friedberg worked as Vice President of Strategy and Development for a U.S.-based global conglomerate and as an investment professional in a Connecticut-based boutique private equity firm. Mr. Friedberg currently serves on the Board at Buttonwood Networks and USA Field Hockey. Mr. Friedberg serves on the Board of Directors of Point Pickup Technologies and Triphammer Ventures LLC and has previously served on the Board of Directors at GP Strategies Corp. (GPX), InnerWorkings, Inc. (INWK), Performance Sports Group Ltd. (PSG) and X-Rite, Inc. (XRIT). Mr. Friedberg has a Master’s in Business Administration from the Johnson School at Cornell University’s College of Business, and a Bachelor of Science (Hons.) degree from the University of Manchester Institute of Science & Technology.

Adam Rothstein became a member of our Board of Directors on August 5, 2021. Mr. Rothstein is a Co-Founder and General Partner of Disruptive Technology Partners, an Israeli technology-focused early-stage investment fund, and Disruptive Growth, a collection of late-stage investment vehicles focused on Israeli technology, which he co-founded in 2013 and 2014, respectively. Since 2014, Mr. Rothstein has also been the Managing Member of 1007 Mountain Drive Partners, LLC, which is a consulting and investment vehicle. Mr. Rothstein was the Executive Chairman of 890 5th Avenue Partners, Inc. (NASDAQ: ENFA), a special purpose acquisition company, from September 2020 until December 2021 when 890 5th Avenue Partners, Inc. completed its business combination with BuzzFeed, Inc. (NASDAQ: BZFD). Mr. Rothstein joined the Board of BuzzFeed, Inc. upon closure. Mr. Rothstein was a director of Roth CH Acquisition I Co. (NASDAQ: ROCH) from February 2020 until March 2021. Roth CH Acquisition I Co. was a special purpose acquisition company that merged with PureCycle Technologies LLC and is now publicly listed on NASDAQ as PureCycle Technologies, Inc. (NASDAQ: PCT). Mr. Rothstein was a director of Roth CH Acquisition II Co. (NASDAQ: ROCC) from December 2020 until July 2021. Roth CH Acquisition II Co. was a special purpose acquisition company that merged with Reservoir Holdings, Inc. and is now publicly listed on NASDAQ as Reservoir Media, Inc. (NASDAQ: RMI). In July 2021, Mr. Rothstein was named a director of Reservoir Media, Inc. Mr. Rothstein was also a director of Roth CH Acquisition III Co. (NASDAQ: ROCR) from March 2021 until February 2022. Roth CH Acquisition III Co. was a special purpose acquisition company that completed a business combination with QualTek HoldCo, LLC and is now publicly listed on NASDAQ as QualTek Services Inc. (NASDAQ: QTEK). Mr. Rothstein has also served as a director of Roth CH Acquisition V Co. (NASDAQ: ROCL), a special purpose acquisition company, since November 2021. Previously, from July 2019 until January 2021, Mr. Rothstein was a director of Subversive Capital Acquisition Corp. (NEO: SVC.A.U) (OTCQX: SBVCF), a special purpose acquisition company that partnered with Shawn “JAY-Z” Carter and Roc Nation in January 2021 to acquire CMG Partners Inc. and Left Coast Ventures, Inc., and which now trades as TPCO Holding Corp. (NEO: GRAM.U) (OTCQX: GRAMF). Mr. Rothstein has over 25 years of investment experience, and currently sits on the boards of directors of several early- and mid-stage technology and media companies both in the US and in Israel and is on the Advisory Board for the Leeds School of Business at the University of Colorado, Boulder. Mr. Rothstein graduated summa cum laude with a Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania and has a Master of Philosophy (MPhil) in Finance from the University of Cambridge.

Sam Chawla became a member of our Board of Directors on August 5, 2021. Mr. Chawla has served as a member of the board of directors of Roth CH Acquisition V Co. (NASDAQ: ROCL) since November 2021. Mr. Chawla was a director of Roth CH Acquisition III Co. (NASDAQ: ROCR) from April 2021 until February 2022. Roth CH Acquisition III Co. was a special purpose acquisition company that completed a business combination with QualTek HoldCo, LLC and is now publicly listed on NASDAQ as QualTek Services Inc. (NASDAQ: QTEK). In February 2022, Mr. Chawla was named a director of QualTek Services Inc. Mr. Chawla has been a Portfolio Manager of Perceptive Advisors LLC, an investment fund focused on the healthcare sector, since 2013. Prior to joining Perceptive Advisors in 2013, Mr. Chawla was a Managing Director at UBS in the Global Healthcare Group. Mr. Chawla’s investment banking experience centered on strategic advisory work for both public and private healthcare companies. Prior to joining UBS in September 2010, Mr. Chawla was a Director (from January 2009 to September 2010) and a Vice President (from July 2007 to January 2009) in the Healthcare Investment Banking Group of Credit Suisse, which Mr. Chawla originally joined as an investment banker in 2002. Mr. Chawla also worked at Bloomberg L.P. and Pelican Life Sciences. Mr. Chawla received an M.B.A. from Georgetown University and a B.A. in Economics from Johns Hopkins University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of each of directors will expire at our first annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that the board of directors at its first meeting after each annual meeting of stockholders shall choose a Chief Executive Officer, a Secretary and a Treasurer, none of whom need be a member of the board. The board of directors may also choose a Chairman from among the directors, one or more Executive Vice Presidents, one or more Vice Presidents, Assistant Secretaries and Assistant Treasurers. The board of directors may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board of directors. More than two offices may be held by the same person.

Director Independence

Nasdaq requires that a majority of our Board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Molly Montgomery, Daniel M. Friedberg, Adam Rothstein, and Sam Chawla are our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms that our Board believes are no less favorable to us than could be obtained from independent parties.

Committees of the Board of Directors

The Board has three standing committees: an audit committee, a corporate governance and nominating committee, and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee has a charter, in the form previously filed with the SEC as exhibits to the Company’s Registration Statement on Form S-1, as amended, adopted in connection with the consummation of the IPO.

Audit Committee

We have established an audit committee of the Board of Directors, which consists of Molly Montgomery, Daniel M. Friedberg, and Adam Rothstein, each of whom is an independent director under Nasdaq’s listing standards. Daniel M. Friedberg is the chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of independent directors who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that Daniel M. Friedberg qualifies as an “audit committee financial expert,” as defined under the rules and regulations of Nasdaq and the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of the Board of Directors, which consists of Molly Montgomery, Daniel M. Friedberg, and Adam Rothstein, each of whom is an independent director under Nasdaq’s listing standards. Adam Rothstein is the chairperson of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The corporate governance and nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The corporate governance and nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of the Board of Directors, which consists of Molly Montgomery, Daniel M. Friedberg, and Adam Rothstein, each of whom is an independent director under Nasdaq’s listing standards. Molly Montgomery is the chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

We have adopted a code of conduct and ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2022, certain information regarding beneficial ownership of the Company’s common stock by each person who is known by the Company to beneficially own more than 5% of the Company’s common stock. The table also identifies the stock ownership of each of the Company’s directors and officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

	Amount and Nature
Name and Address of	of Beneficial	Approximate Percentage of
Beneficial Owner(1)	Ownership(2)	Outstanding Common Stock (%)
Byron Roth(3)(4)	1,243,137	8.4%
John Lipman	801,091	5.4%
Gordon Roth(3)	861,338	5.8%
Rick Hartfiel	—	—%
Aaron Gurewitz(5)	128,386	*
Andrew Costa	20,647	*
Matthew Day	41,295	*
Molly Montgomery	33,034	*
Daniel M. Friedberg(6)	33,034	*
Adam Rothstein	33,034	*
Sam Chawla	33,034	*
All officers and directors as a group (11 individuals)(3)	3,266,593	22.0%
CR Financial Holdings, Inc.(7)	762,528	5.1%
CHLM Sponsor LLC(8)	801,091	5.4%
Sanders Morris Harris LLC(9)	1,348,000	9.1%
Polar Asset Management Partners Inc.(10)	989,889	6.7%

*  Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the stockholders is c/o Roth CH Acquisition IV Co., 888 San Clemente Drive, Newport Beach, CA 92660.
(2)	Excludes shares issuable pursuant to warrants issued in connection with the IPO, as such warrants are not exercisable until 30 days after the consummation of the Company’s initial business combination.
(3)	Includes shares owned by CR Financial Holdings, Inc., over which Byron Roth and Gordon Roth have voting and dispositive power.
(4)	Includes 30,538 shares held in an IRA for the benefit of Byron Roth.
(5)	Consists of shares owned by the AMG Trust Established January 23, 2007, for which Aaron Gurewitz is trustee.
(6)	Consists of shares owned by Hampstead Park Capital Management LLC, of which Mr. Friedberg is the managing member.
(7)	Byron Roth and Gordon Roth have voting and dispositive power over the shares owned by CR Financial Holdings, Inc.
(8)	Steve Dyer, Chief Executive Officer and Managing Partner of Craig-Hallum Capital Group LLC, has voting and dispositive shares owned by CHLM Sponsor LLC.
(9)

The information reported is based on a Schedule 13G filed on September 8, 2021. According to the Schedule 13G, as of September 8, 2021, Sanders Morris Harris LLC beneficially owned 1,348,000 shares of our common stock. The address of Sanders Morris Harris LLC is 600 Travis, STE 5900, Houston, Texas, 77002.

(10)The information reported is based on a Schedule 13G filed on February 10, 2022. According to the Schedule 13G, as of December 31, 2021, Polar Asset Management Partners Inc. (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company, has sole voting and dispositive power with respect to 989,889 shares of our common stock. The address for Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

In February 2019, CR Financial Holdings, Inc., an entity affiliated with Roth Capital Partners, LLC, purchased an aggregate of 100 shares from us for an aggregate purchase price of $25,000. On June 29, 2020, we effected a dividend of 43,125 shares of common stock for each share outstanding resulting in there being an aggregate of 4,312,500 shares outstanding. In July and August 2020, CHLM Sponsor LLC, an entity affiliated with Craig-Hallum Capital Group LLC, and certain of our directors, officers and affiliates of our management team purchased from CR Financial Holdings, Inc. an aggregate of 3,022,825 shares for an aggregate purchase price of $17,523.61. On July 1, 2021, certain of our initial stockholders sold an aggregate of 1,490,874 shares back to us for an aggregate purchase price of $8,642.75. Of those shares, 1,437,500 shares were cancelled and the remaining 53,374 shares were purchased by certain of our officers from us for an aggregate purchase price of $464.11, resulting in there being 2,875,000 shares outstanding. On July 1, 2021, certain of our directors purchased from CR Financial Holdings, Inc. an aggregate of 113,860 shares for an aggregate purchase price of $990.10.

All of the insider shares issued and outstanding prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

Related Party Loans

On March 3, 2021, we issued an unsecured promissory note to CR Financial Holdings, Inc., an entity affiliated with Roth Capital Partners, LLC, pursuant to which we could borrow up to an aggregate principal amount of $200,000. The promissory note was non-interest bearing and payable on the earlier of the consummation of the IPO or the date on which we determined not to proceed with the IPO. The outstanding balance under the promissory note of $200,000 was repaid at the closing of the IPO on August 10, 2021.

In addition, at the closing of the IPO, certain of the Company’s stockholders prior to the IPO purchased from the Company an aggregate of 461,500 Private Units at $10.00 per Private Unit (for a total purchase price of $4,615,000).

Working Capital Loans

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would be paid upon consummation of our initial business combination, without interest. If we do not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available. As of December 31, 2021, the Company had no loans outstanding, including any loans from its initial stockholders, officers, directors or their affiliates.

Business Combination Marketing Agreement

We have also engaged Roth and Craig-Hallum as advisors in connection with our initial business combination pursuant to a business combination marketing agreement. We will pay Roth and Craig-Hallum a fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of our initial public offering, including any proceeds from the full or partial exercise of the over-allotment option. As a result, Roth and Craig-Hallum will not be entitled to such fee unless we consummate our initial business combination.

Byron Roth, Gordon Roth and Aaron Gurewitz are affiliated with Roth, and John Lipman and Rick Hartfiel are affiliated with Craig-Hallum, in addition to being officers or directors (or both, in the case of Byron Roth and John Lipman), as applicable, of the Company. While no direct compensation arrangements regarding such individuals have been entered into regarding such fees, these executives may benefit indirectly from any such amounts payable to their respective organizations in respect of marketing fees, costs and expenses incurred by Roth and Craig-Hallum in connection with the identification, review and negotiation and approval of the initial business combination.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our disinterested independent directors, or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm, or other firm that commonly provides valuation opinions, that the business combination is fair to our stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “Part III, Item 10 – Directors, Executive Officers and Corporate Governance.”

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, our independent registered public accounting firm, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and 2020 totaled $81,855 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2021 and 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2021 and 2020.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2021 and 2020.

Pre-approval Policies and Procedures

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

(b)Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
1.1

Underwriting Agreement, dated August 5, 2021, by and among the Registrant, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)
3.2	By-laws (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 2, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2021)
4.4

Warrant Agreement, dated August 5, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)

4.5*	Description of Securities
10.1

Letter Agreements, dated August 5, 2021, by and between the Registrant and each of the Registrant’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)

10.2

Investment Management Trust Agreement, dated August 5, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)

10.3

Stock Escrow Agreement, dated August 5, 2021, by and among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders of the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)

10.4

Registration Rights Agreement, dated August 5, 2021, by and between the Registrant and the initial stockholders of the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)

10.5

Subscription Agreement, dated August 5, 2021, by and among the Registrant and the initial stockholders of the Registrant party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)

10.6

Indemnity Agreements, dated August 5, 2021, by and between the Registrant and each of the Registrant’s directors and officers (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)

10.7

Business Combination Marketing Agreement, dated August 5, 2021, by and among the Registrant, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2021)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2021)
99.2

Form of Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2021)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2021)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL docment
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*    Filed herewith.

**

Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTH CH ACQUISITION IV CO.

Dated: April 7, 2022	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron Roth	Co-Chief Executive Officer and Chairman of the Board	April 7, 2022
Byron Roth	(Principal Executive Officer)

/s/ Gordon Roth	Chief Financial Officer	April 7, 2022
Gordon Roth	(Principal Accounting and Financial Officer)

/s/ Molly Montgomery	Director	April 7, 2022
Molly Montgomery

/s/ Daniel M. Friedberg	Director	April 7, 2022
Daniel M. Friedberg

/s/ Adam Rothstein	Director	April 7, 2022
Adam Rothstein

/s/ Sam Chawla	Director	April 7, 2022
Sam Chawla

ROTH CH ACQUISITION IV CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Roth CH Acquisition IV Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Roth CH Acquisition IV Co. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on February 10, 2023, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, Texas

April 7, 2022

ROTH CH ACQUISITION IV CO.

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$802,606	$22,791
Prepaid expenses	188,617	—
Total Current Assets	991,223	22,791

Other Assets	$102,849	$—
Deferred offering costs	—	469
Marketable securities held in Trust Account	116,738,316	—
TOTAL ASSETS	$117,832,388	$23,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$244,793	$1,450
TOTAL LIABILITIES	244,793	1,450

Commitments

Common stock subject to possible redemption, $0.0001 par value; 11,500,000 and no shares at redemption value at December 31, 2021 and 2020 respectively	116,725,000	—

Stockholders' Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 and 2,875,000 shares issued and outstanding as of December 31, 2021 and 2020 (1), respectively	334	288
Additional paid-in capital	1,267,993	24,712
Accumulated deficit	(405,732)	(3,190)
Total Stockholders' Equity	862,595	21,810
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,832,388	$23,260
(1)	Included up to 375,000 shares of common stock that were subject to forfeiture depending on the extent to which the over-allotment option was exercised in full or in part by the underwriters (see Note 5). On August 10, 2021, the underwriters exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 3).

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION IV CO.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020
Formation and operational costs	$415,858	$1,965
Loss from operations	(415,858)	(1,965)

Other income:
Interest earned on marketable securities held in Trust Account	13,316	—

Net loss	$(402,542)	$(1,965)

Basic and diluted weighted average shares outstanding, redeemable common stock	4,505,479	—

Basic and diluted net loss per share, redeemable common stock	$(0.05)	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock (1)	2,827,725	2,875,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.05)	$(0.00)
(1)	Excluded an aggregate of 375,000 shares of common stock that were subject to forfeiture depending on the extent to which the over-allotment option was exercised in full or part by the underwriters (see Note 5). On August 10, 2021, the underwriters exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 3).

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION IV CO.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2020	2,875,000	$288	$24,712	$(1,225)	$23,775

Net loss	—	—	—	(1,965)	(1,965)

Balance — December 31, 2020	2,875,000	$288	$24,712	$(3,190)	$21,810

Remeasurement of common stock subject to redemption amount	—	—	(7,799,173)	—	(7,799,173)

Sale of 461,500 Private Units	461,500	46	4,614,954	—	4,615,000

Proceeds allocated to Public Warrants			4,427,500		4,427,500

Net loss	—	—	—	(402,542)	(402,542)

Balance – December 31, 2021	3,336,500	$334	$1,267,993	$(405,732)	$862,595

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION IV CO.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(402,542)	$(1,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(13,316)	—
Changes in operating assets and liabilities:
Prepaid expenses	(188,617)	—
Other assets	(102,849)	—
Accounts payable and accrued expenses	243,343	225
Net cash used in operating activities	(463,981)	(1,740)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,725,000)	—
Net cash used in investing activities	(116,725,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	113,850,000	—
Proceeds from sale of Private Units	4,615,000	—
Proceeds from promissory note - related party	200,000	—
Repayment of promissory note - related party	(200,000)	—
Payment of offering costs	(496,204)	(469)
Net cash provided by (used in) financing activities	117,968,796	(469)

Net Change in Cash	779,815	(2,209)
Cash — Beginning of year	22,791	25,000
Cash — End of year	$802,606	22,791

Non-Cash investing and financing activities:
Remeasurement of common stock subject to redemption amount	$7,799,173	$—
Initial classification of common stock subject to possible redemption	$116,725,000	$—

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

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

As of December 31, 2021, the Company had not commenced any operations. All the Company’s activities through December 31, 2021 related to its formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

Transaction costs amounted to $1,646,673, consisting of $1,150,000 of underwriting fees and $496,673 of other offering costs.

Following the closing of the Initial Public Offering on August 10, 2021, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), located in the United States and held in cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company will have until February 10, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes and liquidation expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $802,606 in its operating bank account and working capital of $759,746.

The Company may need to raise additional capital through loans or additional investments from the Initial Stockholders or the Company’s officers, directors or their affiliates. The Initial Stockholders and the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Initial Stockholders or certain of the Company’s officers and directors or their affiliates, to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 10, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 10, 2023.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs amounted to $1,646,673, which were initially charged to temporary equity and then included in the remeasurement of common stock subject to redemption upon the completion of the Initial Public Offering.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”), Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in a charge against additional paid-in capital.

At December 31, 2021, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,646,673)
Proceeds allocated to Public Warrants	(4,427,500)
Plus:
Remeasurement of carrying value to redemption value	7,799,173

Common stock subject to possible redemption	$116,725,000

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company’s has analyzed the Public Warrants and Private Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of common stock. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of common stock is excluded from net loss per common share as the redemption value approximates fair value.

The calculation of diluted net loss per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,980,750 shares of common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	common stock	common stock	common stock	common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(247,320)	$(155,222)	$—	$(1,965)
Denominator:
Basic and diluted weighted average shares outstanding	4,505,479	2,827,725	—	2,875,000
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, certain of the Initial Stockholders purchased from the Company an aggregate of 461,500 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $4,615,000, in a private placement. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one redeemable warrant (“Private Warrant”). Each whole Private Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5 — RELATED PARTY TRANSACTIONS

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

The sale of the Founder Shares to certain of the Company’s officers, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 53,374 shares sold to the Company’s officers was $323,446, or $6.06 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders and certain of the Company’s officers and directors (or their affiliates) may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. No Working Capital Loans were outstanding as of December 31, 2021 and 2020.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 6 — COMMITMENTS

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 3,336,500 shares and 2,875,000 shares of common stock issued and outstanding, respectively, excluding 11,500,000 shares and no shares of common stock subject to possible redemption which are presented as temporary equity.

Warrants — As of December 31, 2021, there were 5,750,000 Public Warrants and 230,750 Private Warrants outstanding. As of December 31, 2020, there were no Public Warrants or Private Warrants outstanding.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-day trading period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8 — INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2020.

The income tax provision for the year ended December 31, 2021 and December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(84,534)	(413)

State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	84,534	413
Income tax provision	$—	$—

The Company’s net deferred tax assets at December 31, 2021 and December 31, 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$30,909	$263
Startup/Organizational expenses	54,038	150
Total deferred tax assets	84,947	413
Valuation allowance	(84,947)	(413)
Deferred tax assets, net of valuation allowance	$—	$—

As of December 31, 2021, the Company had $147,184 of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $84,534.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and December 30, 2020 is as follows:

	December 31,	December 31,
	2021	2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Valuation allowance	(21.0)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company files income tax returns  in the U.S. federal jurisdiction and California which remain open and subject to examination.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The Public Warrants and Private Placement Warrants are freestanding instruments and were accounted for as equities in accordance with ASC 815-40. The Public Warrants were measured at fair value as of August 10, 2021, and the proceeds allocated to the Public Warrants were presented on the Statement of Changes in Stockholders’ Equity. The Public Warrants were valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

The following are the inputs used by the Company in establishing the Level 3 fair value of its Public Warrants and Private Placement Warrants as of August 10, 2021:

August 10, 2021
(Initial Measurement)
Stock price	$9.66
Exercise price	$11.50
Probability of a Business Combination occurring	75%
Volatility	14.3%
Risk-free rate	0.86%
Dividend yield	0.00%

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$116,738,316

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.