Form 10-Q
period 2022-06-30
Roth CH Acquisition IV Co.
filed 2022-08-15
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 14,836,500 shares of common stock, $0.0001 par value, issued and outstanding.

ROTH CH ACQUISITION IV CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROTH CH ACQUISITION IV CO.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$401,681	$802,606
Prepaid expenses	33,083	12,305
Prepaid insurance, short-term	176,312	176,312
Total Current Assets	611,076	991,223

Prepaid insurance, long-term	14,693	102,849
Marketable securities held in Trust Account	116,921,818	116,738,316
TOTAL ASSETS	$117,547,587	$117,832,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$112,744	$244,793
Income taxes payable	4,372	—
Total Liabilities	117,116	244,793

Commitments

Common stock subject to possible redemption; $0.0001 par value; 11,500,000 shares at redemption value at June 30, 2022 and December 31, 2021	116,725,000	116,725,000

Stockholders' Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	334	334
Additional paid-in capital	1,267,993	1,267,993
Accumulated deficit	(562,856)	(405,732)
Total Stockholders' Equity	705,471	862,595
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,547,587	$117,832,388

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION IV CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operating costs	$180,847	$90	$336,254	$190
Loss from operations	(180,847)	(90)	(336,254)	(190)

Other income:
Interest earned on marketable securities held in Trust Account	153,999	—	183,502	—
Unrealized loss on marketable securities held in Trust Account	(4,277)	—	—	—
Total other income, net	149,722	—	183,502	—

Loss before provision for income taxes	(31,125)	(90)	(152,752)	(190)
Provision for income taxes	(4,372)	—	(4,372)	—
Net loss	$(35,497)	$(90)	$(157,124)	$(190)

Basic and diluted weighted average shares outstanding, redeemable common stock	11,500,000	—	11,500,000	—

Basic and diluted net loss per share, redeemable common stock	$(0.00)	$—	$(0.01)	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,336,500	2,875,000	3,336,500	2,875,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.00)	$—	$(0.01)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION IV CO.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	3,336,500	$334	$1,267,993	$(405,732)	$862,595

Net loss	—	—	—	(121,627)	(121,627)

Balance — March 31, 2022	3,336,500	$334	$1,267,993	$(527,359)	$740,968

Net loss	—	—	—	(35,497)	(35,497)

Balance — June 30, 2022	3,336,500	$334	$1,267,993	$(562,856)	$705,471

THREE AND SIX MONTHS ENDED JUNE 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	2,875,000	$288	$24,712	$(3,190)	$21,810

Net loss	—	—	—	(100)	(100)

Balance — March 31, 2021	2,875,000	$288	$24,712	$(3,290)	$21,710

Net loss	—	—	—	(90)	(90)

Balance — June 30, 2021	2,875,000	$288	$24,712	$(3,380)	$21,620

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION IV CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(157,124)	$(190)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(183,502)	—
Changes in operating assets and liabilities:
Prepaid expenses	(20,778)	—
Prepaid insurance, long- term	88,156	—
Income taxes payable	4,372	—
Accrued expenses	(132,049)	(450)
Net cash used in operating activities	(400,925)	(640)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	200,000
Payment of offering costs	—	(73,801)
Net cash provided by financing activities	—	126,199

Net Change in Cash	(400,925)	125,559
Cash — Beginning of period	802,606	22,791
Cash — End of period	$401,681	148,350

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$86,761

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All the Company’s activities through June 30, 2022 related to its formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $401,681 in its operating bank account and working capital of $737,923.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target businesses to acquire, and structuring, negotiating, and consummating the Business Combination.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from the Initial Stockholders and the Company’s officers and directors or their affiliates. The Initial Stockholders and the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 10, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 10, 2023.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 7, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”), Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption right that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,646,673)
Proceeds allocated to Public Warrants	(4,427,500)
Plus:
Remeasurement of carrying value to redemption value	7,799,173

Common stock subject to possible redemption	$116,725,000

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 14.05% and 0.00% for the three months ended June 30, 2022 and 2021, respectively and 2.86% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,980,750 shares of common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(27,514)	$(7,983)	$—	(90)	$(121,789)	$(35,335)	$—	$(190)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,336,500	—	2,875,000	11,500,000	3,336,500	—	2,875,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$—	(0.00)	$(0.01)	$(0.01)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 3. INITIAL PUBLIC OFFERING

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The sale of the Founder Shares to certain of the Company’s officers, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 53,374 shares sold to the Company’s officers was $323,446, or $6.06 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders and certain of the Company’s officers and directors (or their affiliates) may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. No Working Capital Loans were outstanding as of June 30, 2022 and December 31, 2021.

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 3,336,500 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption which are presented as temporary equity.

Warrants — As of June 30, 2022 and December 31, 2021, there were 5,750,000 Public Warrants and 230,750 Private Warrants outstanding.

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$116,921,818	$116,738,316

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Service Agreement

On July 5, 2022, the Company engaged Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (together, the “financial advisors”) to provide services in connection with a proposed financing by the Company in connection with a business combination. In connection with this agreement the Company may be required to pay fees in connection with their services to the extent that the financing is executed. If during the term of the agreement the Company completes a financing of equity securities, convertible securities or debt of the Company, the Company has agreed to pay the financial advisors a fee in the amount of 4.0% of the gross proceeds raised. Each advisor would receive 50% of any placement agent fee, which will be paid upon the closing of the offering and business combination. The term of the agreement will run until the earlier of the date that the Company completes any Business Combination and otherwise liquidates the funds held in the Trust Account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net loss of $35,497, which was comprised of operational costs of $180,847, unrealized loss on marketable securities held in Trust Account of $4,277, provision for income taxes of $4,372 and interest earned on marketable securities held in Trust Account of $153,999.

For the six months ended June 30, 2022, we had a net loss of $157,124, which was comprised of operational costs of $336,254 and provision for income taxes of $4,372, offset by interest earned on marketable securities held in Trust Account of $183,502.

For the three months ended June 30, 2021, we had net loss of $90, which was comprised of operational costs.

For the six months ended June 30, 2021, we had net loss of $190, which was comprised of operational costs.

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

Following the Initial Public Offering, including the full exercise of the over-allotment option by the underwriters, and the sale of the Private Units, a total of $116,725,000 was placed in a trust account located in the United States (the “Trust Account”). We incurred $1,646,673 of transaction costs, consisting of $1,150,000 of underwriting fees and $496,673 of other offering costs.

For the six months ended June 30, 2022, cash used in operating activities was $400,925. Net loss of $157,124 was affected by interest earned on marketable securities held in Trust Account of $183,502. Changes in operating assets and liabilities used $60,299 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $640. Net loss of $190 was affected by changes in operating assets and liabilities which used $450 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $116,921,818 (including approximately $197,000 of interest income) consisting of money market funds which primarily invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $401,681. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We will need to raise additional capital through loans or additional investments from the Initial Stockholders and our officers and directors or their affiliates. The Initial Stockholders and our officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In connection with our assessment of going concern considerations in accordance with the FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to complete a Business Combination by February 10, 2023, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 10, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have two classes of common stock, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of common stock. Remeasurement associated with the redeemable shares of common stock is excluded from loss per common share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROTH CH ACQUISITION IV CO.

Date: August 12, 2022	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)