Form 10-Q
period 2022-09-30
Roth CH Acquisition IV Co.
filed 2022-11-14
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 14,836,500 shares of common stock, $0.0001 par value, issued and outstanding.

ROTH CH ACQUISITION IV CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROTH CH ACQUISITION IV CO.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$266,462	$802,606
Prepaid expenses	23,208	12,305
Prepaid insurance, short-term	146,926	176,312
Total Current Assets	436,596	991,223

Prepaid insurance, long-term	—	102,849
Marketable securities held in Trust Account	117,448,790	116,738,316
TOTAL ASSETS	$117,885,386	$117,832,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$153,619	$244,793
Income taxes payable	93,016	—
Total Liabilities	246,635	244,793

Commitments

Common stock subject to possible redemption; $0.0001 par value; 11,500,000 shares at redemption value at September 30, 2022 and December 31, 2021	117,076,183	116,725,000

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	334	334
Additional paid-in capital	916,810	1,267,993
Accumulated deficit	(354,576)	(405,732)
Total Stockholders’ Equity	562,568	862,595
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,885,386	$117,832,388

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION IV CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operating costs	$230,048	$132,787	$566,302	$132,977
Loss from operations	(230,048)	(132,787)	(566,302)	(132,977)

Other income (expense):
Interest earned on marketable securities held in Trust Account	526,972	6,456	710,474	6,456
Unrealized loss on marketable securities held in Trust Account	—	(1,839)	—	(1,839)
Total other income, net	526,972	4,617	710,474	4,617

Income (Loss) before provision for income taxes	296,924	(128,170)	144,172	(128,360)
Provision for income taxes	(88,644)	—	(93,016)	—
Net income (loss)	$208,280	$(128,170)	$51,156	$(128,360)

Basic and diluted weighted average shares outstanding, redeemable common stock	11,500,000	6,375,000	11,500,000	2,148,352

Basic and diluted net income (loss) per share, redeemable common stock	$0.01	$(0.01)	$0.00	$(0.03)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,336,500	2,963,712	3,336,500	2,656,269

Basic and diluted net income (loss) per share, non-redeemable common stock	$0.01	$(0.01)	$0.00	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION IV CO.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	3,336,500	$334	$1,267,993	$(405,732)	$862,595

Net loss	—	—	—	(121,627)	(121,627)

Balance — March 31, 2022	3,336,500	$334	$1,267,993	$(527,359)	$740,968

Net loss	—	—	—	(35,497)	(35,497)

Balance — June 30, 2022	3,336,500	$334	$1,267,993	$(562,856)	$705,471

Remeasurement of common stock to redemption amount			(351,183)		(351,183)

Net income	—	—	—	208,280	208,280

Balance – September 30, 2022	3,336,500	$334	$916,810	$(354,576)	$562,568

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	2,875,000	$288	$24,712	$(3,190)	$21,810

Net loss	—	—	—	(100)	(100)

Balance — March 31, 2021	2,875,000	$288	$24,712	$(3,290)	$21,710

Net loss	—	—	—	(90)	(90)

Balance — June 30, 2021	2,875,000	$288	$24,712	$(3,380)	$21,620

Remeasurement of common stock to redemption amount	—	—	(7,799,173)	—	(7,799,173)

Sale of 461,500 Private Units	461,500	46	4,614,954	—	4,615,000

Proceeds allocated to Public Warrants			4,427,500		4,427,500

Net loss	—	—	—	(128,170)	(128,170)

Balance – September 30, 2021	3,336,500	$334	$1,267,993	$(131,550)	$1,136,777

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION IV CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$51,156	$(128,360)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(710,474)	(6,456)
Unrealized loss on marketable securities held in Trust Account	—	1,839
Changes in operating assets and liabilities:
Prepaid expenses	121,332	(358,717)
Income taxes payable	93,016	—
Accrued expenses	(91,174)	78,728
Net cash used in operating activities	(536,144)	(412,966)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,725,000)
Net cash used in investing activities	—	(116,725,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	113,850,000
Proceeds from sale of Private Units	—	4,615,000
Proceeds from promissory note – related party	—	200,000
Repayment of promissory note – related party	—	(200,000)
Payment of offering costs	—	(496,204)
Net cash provided by financing activities	—	117,968,796

Net Change in Cash	(536,144)	830,830
Cash — Beginning of period	802,606	22,791
Cash — End of period	$266,462	$853,621

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000
Initial classification of common stock subject to possible redemption	$—	$116,725,000
Remeasurement for common stock to redemption amount	$351,183	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All the Company’s activities through September 30, 2022 related to its formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $266,462 in its operating bank account and adjusted working capital of $562,568 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 10, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 10, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing this Quarterly Report on Form 10-Q.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 could have a negative effect on the Company’s financial position, results of operations and/or its search for a target company

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 7, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”), Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption right that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,646,673)
Proceeds allocated to Public Warrants	(4,427,500)
Plus:
Remeasurement of carrying value to redemption value	7,799,173

Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Remeasurement of carrying value to redemption value	351,183

Common stock subject to possible redemption, September 30, 2022	$117,076,183

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 29.85% and 0.00% for the three months ended September 30, 2022 and 2021, respectively and 64.52% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of common stock. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,980,750 shares of common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$161,441	$46,839	$(87,494)	(40,676)	$39,652	$11,504	$(57,395)	$(70,695)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,336,500	6,375,000	2,963,712	11,500,000	3,336,500	2,148,352	2,656,269
Basic and diluted net income (loss) per common share	$0.01	$0.01	$(0.01)	(0.01)	$0.00	$0.00	$(0.03)	$(0.03)

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

SEPTEMBER 30, 2022

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The sale of the Founder Shares to certain of the Company’s officers, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 53,374 shares sold to the Company’s officers was $323,446, or $6.06 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders and certain of the Company’s officers and directors (or their affiliates) may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. No Working Capital Loans were outstanding as of September 30, 2022 and December 31, 2021.

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

SEPTEMBER 30, 2022

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

Service Agreement

Pursuant to a service agreement entered on July 5, 2022, the Company engaged Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (together the “financial advisors”) to provide services in connection with a proposed financing by the Company in connection with a business combination. In connection with this agreement the Company may be required to pay fees in connection with their services to the extent that the financing is executed. If during the term of the agreement the Company completes a financing of equity securities, convertible securities or debt of the Company, the Company has agreed to pay the financial advisors a fee in the amount of 4.0% of the gross proceeds raised. Each advisor would receive 50% of any placement agent fee, which will be paid upon the closing of the offering and business combination. The term of the agreement will run until the earlier of the date that the Company completes any Business Combination and otherwise liquidates the funds held in the Trust account.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 3,336,500 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption which are presented as temporary equity.

Warrants — As of September 30, 2022 and December 31, 2021, there were 5,750,000 Public Warrants and 230,750 Private Warrants outstanding.

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$117,448,790	$116,738,316

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $208,280, which was comprised of interest earned on marketable securities held in Trust Account of $526,972, offset by the formation and operating costs of $230,048 and provision for income taxes of $88,644.

For the nine months ended September 30, 2022, we had a net income of $51,156, which was comprised of interest earned on marketable securities held in Trust Account of $710,474, offset by the formation and operating costs of $566,302 and provision for income taxes of $93,016.

For the three months ended September 30, 2021, we had a net loss of $128,170, which was comprised of formation and operating costs of $132,787 and an unrealized loss on marketable securities held in Trust Account of $1,839, offset by interest earned on marketable securities held in Trust Account of $6,456.

For the nine months ended September 30, 2021, we had net loss of $128,360, which was comprised of formation and operating costs of $132,977 and an unrealized loss on marketable securities held in Trust Account of $1,839, offset by interest earned on marketable securities held in Trust Account of $6,456.

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

For the nine months ended September 30, 2022, cash used in operating activities was $536,144. Net income of $51,156 was affected by interest earned on marketable securities held in Trust Account of $710,474. Changes in operating assets and liabilities provided $123,174 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $412,966. Net loss of $128,360 was affected by unrealized loss on marketable securities held in Trust Account of $1,839 and interest earned on marketable securities held in Trust Account of $6,456. Changes in operating assets and liabilities used $279,989 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $117,448,790 (including approximately $724,000 of interest income) consisting of money market funds which primarily invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $266,462. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 10, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 10, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Pursuant to a service agreement entered on July 5, 2022, we have engaged Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (together, the “financial advisors”) to provide services in connection with a proposed financing by the Company in connection with a business combination. In connection with this agreement the Company may be required to pay fees in connection with their services to the extent that the financing is executed. If during the term of the agreement the Company completes a financing of equity securities, convertible securities or debt of the Company, the Company has agreed to pay the financial advisors a fee in the amount of 4.0% of the gross proceeds raised. Each advisor would receive 50% of any placement agent fee, which will be paid upon the closing of the offering and business combination. The term of the agreement will run until the earlier of the date that the Company completes any Business Combination and otherwise liquidates the funds held in the Trust Account.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed herewith.

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

ROTH CH ACQUISITION IV CO.

Date: November 14, 2022	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)