Form 10-K
period 2022-12-31
Roth CH Acquisition IV Co.
filed 2023-03-31
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $114.2 million.

As of March 29, 2023, there were 5,714,749 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ROTH CH ACQUISITION IV CO.

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
●	our potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

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

Upon the closing of the Initial Public Offering and the private placement (including the exercise of the over-allotment option), a total of $116,725,000 ($10.15 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, as amended (the “Investment Company Act”), with a maturity of one hundred eighty-five (185) days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 under the Investment Company Act, as determined by the Company. None of the funds held in trust will be released from the Trust Account, other than to pay our income or other tax obligations until the earlier of the consummation of the Company’s initial business combination and the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation and the trust agreement.

If we are unable to complete our initial business combination within 18 months from the closing of the Initial Public Offering (or by July 10, 2023, if we extend the time to complete a business combination), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining holders of common stock and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.

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

Proposed Business Combination

On December 5, 2022, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), with Roth IV Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Tigo Energy, Inc., a Delaware corporation (“Tigo Energy”). The transactions set forth in the Merger Agreement, including the merger of Merger Sub with and into Tigo Energy, with Tigo Energy surviving the merger as a wholly owned subsidiary of the Company (the “Merger”), will constitute a “Business Combination” as contemplated by the Company’s amended and restated certificate of incorporation. Upon the closing and the other transactions contemplated by the Merger Agreement, the Company will change its name to “Tigo Energy, Inc.” On December 30, 2022, the Company filed a registration statement on Form S-4 including a preliminary proxy statement/prospectus with the SEC for the purpose of soliciting stockholder approval of the proposed Business Combination with Tigo Energy at a special meeting of the Company’s stockholders.

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to the parties, the transactions contemplated by the Merger Agreement and their respective business operations and activities.

Concurrently with the execution of the Merger Agreement, we entered into the Sponsor Support Agreement with the Sponsor Parties (as defined the Sponsor Support Agreement), whereby the Sponsor Parties have agreed, among other things, to vote in favor of the Business Combination with Tigo Energy and certain other proposals being presented at the special meeting of the Company’s stockholders.

Concurrently with the execution of the Merger Agreement, the Sponsors (as defined in the Sale and Purchase Agreement) entered into the Sale and Purchase Agreement with Tigo Energy, pursuant to which, immediately prior to the effective time of the Merger, the Sponsors will sell to Tigo Energy 1,645,000 shares of Common Stock and 424,000 Private Units in exchange for an amount equal to $2,300,000 pursuant to the Sale and Purchase Agreement.

Concurrently with the execution of the Merger Agreement, the Sponsors entered into the Note Agreement pursuant to which the Sponsors are required to repay the full amount of the expenses funded by Tigo Energy to extend the time period for the Company to consummate a Business Combination as contemplated in the Merger Agreement. Pursuant to the Note Agreement, the outstanding principal amount under the Note Agreement becomes immediately due and payable in full, together with all accrued and unpaid interest thereon, on the earlier of (i) on July 6, 2023, (ii) the consummation of the transactions contemplated by the Sale and Purchase Agreement; or (iii) the termination of the Merger Agreement.

Concurrently with the execution of the Merger Agreement, we entered into a letter agreement with Tigo Energy, Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), to terminate that certain Business Combination Marketing Agreement, dated as of August 5, 2021, by and among the Company, Roth and Craig-Hallum (the “Letter Agreement”). Pursuant to the Letter Agreement, in exchange for services rendered in connection with the transactions contemplated in the Merger Agreement, Roth may be issued up to 300,000 Advisor Shares (shares of common stock, post-merger) equal to a fixed amount of 100,000 shares, regardless of the amount of equity raised in exchange for services rendered in connection with the transactions contemplated in the Merger Agreement, plus up to 200,000 shares based on the equity raised (“Variable Compensation Shares”). The number of Variable Compensation Shares will be equal to the product of (x) the quotient of equity raised divided by $50.0 million, multiplied by (y) 200,000. The Advisor Shares are issuable based on (a) the gross proceeds received from a capital raising transaction involving the equity securities of Tigo Energy and (b) the amount remaining in the Company’s trust account after giving effect to any redemptions (as further described in the Letter Agreement). On February 23, 2023, we entered into an amendment to the Letter Agreement. Pursuant to the amendment, the agreement was revised so that the term equity raised means the gross proceeds available to the post-Business Combination company immediately after the closing of the Business Combination consisting of (a) the gross proceeds received from a capital raising transaction involving the equity securities or equity-linked instruments of Tigo Energy; provided, however, that the $50.0 million of proceeds from the sale of convertible promissory notes by Tigo Energy to L1 Energy Capital Management S.a.r.l. shall be excluded from the calculation of equity raised; (b) the gross proceeds received from a capital raising transaction involving the equity securities of the Company; and (c) the amount remaining in the Company’s trust account after giving effect to any redemptions.

See the preliminary proxy statement/prospectus included in the Registration Statement on Form S-4/A filed by us with the SEC on February 14, 2023 for additional information.

Extension and Redemptions

On December 20, 2022, we held a special meeting of stockholders, at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”), giving the Company the right to extend the date by which the Company has to consummate a business combination up to five (5) times, each such extension for an additional one (1) month period, from February 10, 2023 to July 10, 2023. In connection with the stockholders’ vote at the special meeting, 9,121,751 shares of the Company’s common stock were tendered for redemption at a redemption price of approximately $10.24 per share, for an aggregate redemption amount of approximately $93.4 million. After the satisfaction of such redemptions, the balance in the Trust Account was approximately $24.4 million.

On December 8 and 9, 2022, the Company entered into non-redemption agreements with certain stockholders owning, in the aggregate, 1,631,811 shares of the Company’s common stock, in which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the Extension Amendment. Certain initial stockholders of the Company agreed to pay the stockholders that entered into such agreements $0.083 per share for the period from the stockholder approval of the Extension Amendment through February 10, 2023 and subsequently $0.05 per share for each one-month extension. No additional funds were deposited into the Trust Account.

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

We will have until 18 months from the consummation of our initial public offering (or by July 10, 2023, if we extend the time to complete a business combination), to consummate our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem or purchase 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

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

If we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, it may limit our ability to consummate such initial business combination and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the closing of our initial public offering (or until July 10, 2023, if we extend the time to complete a business combination) in order to be able to receive a pro rata share of the trust account.

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

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 18 months from the closing of our initial public offering (or by July 10, 2023, if we extend the time to complete a business combination), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

ITEM 1A.RISK FACTORS

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

None of the members of the Company’s sponsor group is, is controlled by, or has substantial ties with a foreign person and therefore, we believe, will not be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS). While we believe that the nature of the Company’s business should not make our initial business combination subject to U.S. foreign regulations or review by a U.S. government entity, it is possible that a business combination may be subject to a CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our initial business combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by July 10, 2023 because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other matters, a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although that proposed safe harbor rule has not yet been adopted, the SEC has indicated that are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

We entered into a definitive initial business combination agreement within 18 months after August 5, 2021 (the effective date of our IPO registration statement) and may not complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

The proposed safe harbor rule has not yet been adopted, and one or more elements of the proposed safe harbor rule may not be adopted or may be adopted in a revised form. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule, when and if adopted. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and could increase the costs and time needed to complete a business combination or impair our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we intend to liquidate the securities held in the trust account on or around August 5, 2023, and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since the closing of our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we intend to liquidate the U.S. government treasury obligations or money market funds held in the trust account on or prior to August 5, 2023, and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary (August 5, 2023) of the effective date of the IPO registration statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

We currently maintain our executive offices at 888 San Clemente Drive, Newport Beach, CA 92660. Roth Capital Partners, LLC is making this space available to us free of charge. We consider our current office space adequate for our current operations.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units, common stock and warrants trade on The Nasdaq Capital Market, or Nasdaq, under the symbols “ROCGU,” “ROCG” and “ROCGW,” respectively. Our units began trading on Nasdaq on August 6, 2021, and the shares of common stock and warrants began trading on Nasdaq on August 31, 2022.

Holders of Record

As of March 29, 2023, there were 5,714,749 shares of common stock issued and outstanding held by 16 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 20, 2022, we held a special meeting of stockholders, at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation, giving the Company the right to extend the date by which the Company has to consummate a business combination up to five (5) times, each such extension for an additional one (1) month period, from February 10, 2023 to July 10, 2023. In connection with the stockholders’ vote at the special meeting, 9,121,751 shares of the Company’s common stock were tendered for redemption at an redemption price of approximately $10.24 per share, for an aggregate redemption amount of approximately $93.4 million. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $24.4 million.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

Merger Agreement

On December 5, 2022, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Roth IV Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Tigo Energy, Inc., a Delaware corporation (the “Tigo Energy”). The transactions set forth in the Merger Agreement, including the Merger (defined below), will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation.

Subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tigo Energy, with Tigo Energy surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing and the other transactions contemplated by the Merger Agreement, the Company will change its name to “Tigo Energy, Inc.”

Consideration

Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, the base purchase price of $600,000,000 will be payable through converting each outstanding share of Tigo Energy’s common stock (after giving effect to the consummation of Tigo Energy’s warrant exercise and Tigo Energy’s preferred conversion) into the right to receive 60,000,000 shares of the Company’s Common Stock at a deemed price of ten dollars ($10.00) per share, equal to (a) the exchange ratio, multiplied by (b) the number of shares of Tigo Energy’s common stock held by such holder as of immediately prior to the effective time of the Merger, with fractional shares rounded down to the nearest whole share. In addition, at the closing, each outstanding Tigo Energy’s option will be assumed and converted into an option with respect to a number of shares of the Company’s Common Stock in the manner set forth in the Merger Agreement, and each outstanding Tigo Energy’s warrant (after giving effect to Tigo Energy’s warrant exercise) to purchase Tigo Energy’s common stock will be assumed and converted into a warrant with respect to a number of shares of the Company’s Common Stock in the manner set forth in the Merger Agreement.

The base purchase price is subject to a dollar-for-dollar upward or downward adjustment in the event Tigo Energy raises or obtains a commitment to raise capital prior to the closing, including capital raised through the conversion of debt securities (but specifically excluding capital raised through convertible notes or similar debt instruments convertible into or exercisable for capital stock or other equity securities of Tigo Energy to the extent such notes or similar debt instruments have not so converted). If Tigo Energy raises or obtains a commitment to raise capital based on a pre-money valuation at or exceeding $500,000,000, the base purchase price will increase by the aggregate amount of capital raised or committed to be raised by Tigo Energy through such capital raising transaction. Conversely, if the pre-money valuation is below $500,000,000, the base purchase price will decrease by an amount equal to the difference between $500,000,000 and the actual pre-money valuation.

Trust Extension

On December 20, 2022, we held a special meeting of stockholders, at which the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation, to extend the date by which the Company has to consummate a business combination up to five (5) times, each such extension for an additional one (1) month period, from February 10, 2023 to July 10, 2023. In connection with the Extension Amendment, stockholders holding 9,121,751 shares of redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account (as defined below) at a pro rata redemption price of approximately $10.24 per share.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had net loss of $178,218, which was comprised of formation and operating costs of $1,429,105 and provision for income taxes of $395,019, offset by interest earned on marketable securities held in Trust Account of $1,645,906.

For the year ended December 31, 2021, we had net loss of $402,542, which was comprised of formation and operating costs of $415,858, offset by interest earned on marketable securities held in Trust Account of $13,316.

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

For the year ended December 31, 2022, cash used in operating activities was $865,669. Net loss of $178,218 was affected by interest earned on marketable securities held in Trust Account of $1,645,906. Changes in operating assets and liabilities provided $958,455 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $463,981. Net loss of $402,542 was affected by interest earned on marketable securities held in Trust Account of $13,316. Changes in operating assets and liabilities used $48,123 of cash for operating activities.

As of December 31, 2022, we had cash held in the Trust Account of $24,678,170 (including approximately $538,943 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn $286,610 from the Trust Account to pay franchise taxes and $93,419,442 in connection with the redemption of common shares. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $88,107. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

If our estimate of the costs of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 10, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been effected by the Company and approved by the Company’s stockholders and effected by the Company, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 10, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing this Annual Report on Form 10-K.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Pursuant to a business combination marketing agreement entered into on August 5, 2021, we engaged Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), the underwriters in the Initial Public Offering, as advisors in connection with our Business Combination to assist us in the transaction structuring and negotiation of a definitive purchase agreement with respect to the Business Combination, hold meetings with our stockholders to discuss the Business Combination and the target’s attributes, introduce us to potential investors to purchase our securities in connection with the Business Combination, assist us in obtaining stockholder approval for the Business Combination, and assist us with financial analysis, presentations, press releases and filings related to the Business Combination. We agreed to pay Roth and Craig-Hallum a fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of the Initial Public Offering, or $5,175,000. Roth and Craig-Hallum were not entitled to such fee unless we consummated a Business Combination. Concurrently with the execution of the Merger Agreement on December 5, 2022, we entered into a letter agreement with Roth and Craig-Hallum to terminate the certain Business Combination Marketing Agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, in exchange for services rendered in connection with the transactions contemplated in the Merger Agreement, Roth may be issued up to 300,000 Advisor Shares (shares of common stock, post-merger) equal to a fixed amount of 100,000 shares, regardless of the amount of equity raised in exchange for services rendered in connection with the transactions contemplated in the Merger Agreement, plus up to 200,000 shares based on the equity raised (“Variable Compensation Shares”). The number of Variable Compensation Shares will be equal to the product of (x) the quotient of equity raised divided by $50.0 million, multiplied by (y) 200,000. The Advisor Shares are issuable based on (a) the gross proceeds received from a capital raising transaction involving the equity securities of the Company and (b) the amount remaining in the Company’s trust account after giving effect to any redemptions (as further described in the Letter Agreement). On February 23, 2023, we entered into an amendment to the Letter Agreement. Pursuant to the amendment, the agreement was revised so that the term equity raised means the gross proceeds available to the post-Business Combination company immediately after the closing of the Business Combination consisting of (a) the gross proceeds received from a capital raising transaction involving the equity securities or equity-linked instruments of Tigo Energy; provided, however, that the $50.0 million of proceeds from the sale of convertible promissory notes by Tigo Energy to L1 Energy Capital Management S.a.r.l. shall be excluded from the calculation of equity raised; (b) the gross proceeds received from a capital raising transaction involving the equity securities of the Company; and (c) the amount remaining in the Company’s trust account after giving effect to any redemptions.

Pursuant to a service agreement entered on July 5, 2022, we engaged Roth and Craig-Hallum (together, the “financial advisors”) to provide services in connection with a proposed financing by the Company in connection with a business combination. In connection with this agreement the Company may be required to pay fees in connection with their services to the extent that the financing is executed. If during the term of the agreement the Company completes a financing of equity securities, convertible securities or debt of the Company, the Company has agreed to pay the financial advisors a fee in the amount of 4.0% of the gross proceeds raised. Each advisor would receive 50% of any placement agent fee, which will be paid upon the closing of the offering and business combination.

The term of the agreement will run until the earlier of the date that the Company completes any Business Combination and otherwise liquidates the funds held in the Trust Account.

On December 5, 2022, we entered into the Merger Agreement with Merger Sub and Tigo Energy. The transactions set forth in the Merger Agreement, including the Merger, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. Subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tigo Energy, with Tigo Energy surviving as a wholly owned subsidiary of the Company.

Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, the base purchase price of $600,000,000 will be payable through converting each outstanding share of Tigo Energy’s common stock (after giving effect to the consummation of Tigo Energy’s warrant exercise and Tigo Energy’s preferred conversion) into the right to receive 60,000,000 shares of the Company’s Common Stock at a deemed price of ten dollars ($10.00) per share, equal to (a) the exchange ratio, multiplied by (b) the number of shares of Tigo Energy’s common stock held by such holder as of immediately prior to the effective time of the Merger, with fractional shares rounded down to the nearest whole share. In addition, at the closing, each outstanding Tigo Energy’s option will be assumed and converted into an option with respect to a number of shares of the Company’s Common Stock in the manner set forth in the Merger Agreement, and each outstanding Tigo Energy’s warrant (after giving effect to Tigo Energy’s warrant exercise) to purchase Tigo Energy’s common stock will be assumed and converted into a warrant with respect to a number of shares of the Company’s Common Stock in the manner set forth in the Merger Agreement.

The base purchase price is subject to a dollar-for-dollar upward or downward adjustment in the event Tigo Energy raises or obtains a commitment to raise capital prior to the closing, including capital raised through the conversion of debt securities (but specifically excluding capital raised through convertible notes or similar debt instruments convertible into or exercisable for capital stock or other equity securities of Tigo Energy to the extent such notes or similar debt instruments have not so converted). If Tigo Energy raises or obtains a commitment to raise capital based on a pre-money valuation at or exceeding $500,000,000, the base purchase price will increase by the aggregate amount of capital raised or committed to be raised by Tigo Energy through such capital raising transaction. Conversely, if the pre-money valuation is below $500,000,000, the base purchase price will decrease by an amount equal to the difference between $500,000,000 and the actual pre-money valuation.

On December 8 and 9, 2022, we entered into non-redemption agreements with certain stockholders (the “Non-redeeming Stockholders”) owning, in the aggregate, 1,631,811 shares of the Company’s common stock, in which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the Extension Amendment. Certain Initial Stockholders agreed to pay the Non-redeeming Stockholders that entered into such agreements $0.083 per share for the period from the stockholder approval of the Extension Amendment on December 20, 2022 through February 10, 2023 and subsequently $0.05 per share for each one-month extension in connection with such agreements. No additional funds were deposited into the Trust Account. On December 16, 2022, we paid the initial payment of $135,440 to the Non-redeeming Stockholders on behalf of such Initial Stockholders.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to the Company’s control over the accounting for complex financial instruments and the review of accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. We also intend to improve our review process of expenses for accrual purposes in the preparation of our financial statements.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management intends to implement remediation steps to improve our disclosure controls and procedures over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. We also intend to improve our review process of expenses for accrual purposes in the preparation of our financial statements.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Byron Roth	60	Co-Chief Executive Officer and Chairman of the Board
John Lipman	46	Co-Chief Executive Officer and Director
Gordon Roth	68	Chief Financial Officer
Rick Hartfiel	59	Co-President
Aaron Gurewitz	54	Co-President
Andrew Costa	34	Co-Chief Operating Officer
Matthew Day	49	Co-Chief Operating Officer
Molly Montgomery	56	Director
Daniel M. Friedberg	61	Director
Adam Rothstein	51	Director
Sam Chawla	48	Director

Byron Roth has served as our Chief Executive Officer and Chairman of the Board since our inception in February 2019, and became our Co-Chief Executive Officer in February 2021. Mr. Roth has been the Chairman and Chief Executive Officer of Roth since 1998. Under his management the firm has helped raise over $75 billion for small-cap companies, as well as advising on many merger and acquisition transactions. Mr. Roth is a co-founder and General Partner of three private investment firms: Rx3, LLC, an influencer fund focused on consumer brands, Rivi Capital, concentrated in the mining sector, and Aceras Life Sciences, LLC, an in-house incubator focused on funding the development of novel medical innovations. He also co-founded two long only asset management firms: Cortina Asset Management, recently acquired by Silvercrest Asset Management (NASDAQ: SAMG), and EAM Investors. Mr. Roth was the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition I Co. (NASDAQ: ROCH) from February 2019 until March 2021, when Roth CH Acquisition I Co. closed its business combination with PureCycle Technologies LLC. He was the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition II Co. (NASDAQ: ROCC) from February 2019 until July 2021, when Roth CH Acquisition II Co. closed its business combination with Reservoir Holdings, Inc. Mr. Roth was the Co-Chief Executive Officer and Chairman of the Board of Roth CH Acquisition III Co. (NASDAQ: ROCR) from February 2019 until February 2022, when Roth CH Acquisition III Co. closed its business combination with QualTek HoldCo, LLC. He is also the Co-Chief Executive Officer and Co-Chairman of the Board of Roth CH Acquisition V Co. (NASDAQ: ROCL), a special purpose acquisition company. Mr. Roth is a member of the Advisory Council, Executive Committee, and serves as the Chairman on the Nominating Committee for the Cornell SC Johnson College of Business. He is a founding member of the University of San Diego Executive Cabinet for the Athletic Department, and former member of the Board of Trustees where he served on the Investment Committee for the university’s endowment and athletic department for nine years. Mr. Roth also sits on the Executive Board of SMU’s Cox School of Business. Mr. Roth serves as Chair of the Pacific Region Board of Trustees and a National Trustee for the Boys and Girls Club of America, and served as the Co-Chair for the 2019 Boys and Girls Club Pacific Youth of the Year Competition. He is also the 2021 annual honoree for the Elephant Cooperation, a non-profit devoted to raising awareness of the African elephant crisis and supporting educational causes in Africa. Mr. Roth also sits on the Board of Directors for the Lott IMPACT Foundation, whose Lott IMPACT Trophy is presented annually to the college football defensive IMPACT player of the year for their contribution on and off the field. He was also the honoree at the Challenged Athletes Foundation (CAF) 2015 Celebration of Heroes, Heart and Hope Gala and the 2018 Athletes First Classic Golden Heart Award benefitting the Orangewood Foundation. Mr. Roth earned his BBA from the University of San Diego in 1985 and his MBA from the Cornell SC Johnson College of Business in 1987. Mr. Byron Roth is the brother of Gordon Roth, the Company’s Chief Financial Officer.

John Lipman has served as our Chief Operating Officer and as a member of our Board of Directors since August 2020, and became our Co-Chief Executive Officer in February 2021. Mr. Lipman is a Partner and Managing Director of Investment Banking at Craig-Hallum. Mr. Lipman joined Craig-Hallum in 2012 and has more than 17 years of investment banking experience advising growth companies in the healthcare, industrial, and technology sectors. Mr. Lipman has completed over 200 equity, convertible, and debt offerings and advisory assignments for growth companies – including over 150 since joining Craig-Hallum. Prior to joining Craig-Hallum, Mr. Lipman was a Managing Director at Rodman & Renshaw LLC from 2011 to 2012, a Managing Director at Hudson Securities, Inc. from 2010 to 2011, and Carter Securities LLC, a firm he founded that specialized in raising equity, equity-linked, and debt capital for growth companies, from 2005 to 2009. Mr. Lipman has over 20 years investing experience in small capitalization companies, and started his career in venture capital and investor relations. Mr. Lipman is the Co-Chief Executive Officer and Co-Chairman of the Board of Roth CH Acquisition V Co. (NASDAQ: ROCL). Mr. Lipman was the Chief Operating Officer and a member of the board of directors of Roth CH Acquisition I Co. (NASDAQ: ROCH) from December 2019 until its merger with PureCycle

Technologies, Inc. (NASDAQ: PCT) in March 2021 and Roth CH Acquisition II Co. (NASDAQ: ROCC) from August 2020 until its merger with Reservoir Media, Inc. (NASDAQ: RSVR) in July 2021 and the Co-Chief Executive Officer from February 2021 and a director from August 2020 of Roth CH Acquisition III Co. (NASDAQ: ROCR) until its merger with QualTek Services, Inc. (NASDAQ: QTEK) in February 2022. Mr. Lipman earned his B.A. in Economics in 1999 from Rollins College in Winter Park, FL.

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

Andrew Costa has served as our Co-Chief Operating Officer since July 2021. Mr. Costa is a Partner at RX3 Growth Partners, responsible for managing all aspects of the fund’s investment process, including sourcing, diligence, investment committee and portfolio management. Prior to RX3, Mr. Costa was the Chief Investment Officer at Roth Capital Partners, LLC where he oversaw Roth’s holding company investment activity, including many early stage venture investments. Prior to joining Roth, Mr. Costa was a Vice President in the Investment Banking Division at Morgan Stanley where he led numerous landmark M&A and equity transactions in the retail, marketplace and eCommerce sectors. Prior to Morgan Stanley, Mr. Costa was an Investment Banker at J.P. Morgan, and prior to that, served as a Captain in the U.S. Air Force. Mr. Costa is the Co-Chief Operating Officer of Roth CH Acquisition V Co. (NASDAQ: ROCL). Mr. Costa is a Board member of Kroma Wellness PBC and a serial SPAC sponsor under the RothCH franchise. Mr. Costa graduated from the U.S. Air Force Academy with a B.S. in Systems Engineering Management and earned an MBA from USC’s Marshall School of Business.

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

Molly Montgomery became a member of our Board of Directors on August 5, 2021. Since January 2020, Ms. Montgomery has been a member of the Board of Directors at Wilbur-Ellis Company Inc., a privately-owned family business based in San Francisco with revenues over $3.0 billion. Since October 2020, Ms. Montgomery has served as a board director of The Wine Group, a privately-held company that is the second largest wine producer in the U.S. and third largest in the world and as board director of Benson Hill (NYSE: BHIL) since October 2021. Ms. Montgomery has also served as a board director of Custom Made Meals (CMM) since May 2021, a private equity owned company, acting as CEO & President of CMM from May 2022 to February 2023 and served as board director at Balco Holdings from January 2022 to December 2022. Ms. Montgomery also serves as a strategic advisor to early stage companies such as Nuvve Holding Corporation (NASDAQ: NVVE) and Planted Places. Ms. Montgomery was a member of the board of directors of each of Roth CH Acquisition I Co. (NASDAQ: ROCH) from February 2020 until March 2021, Roth CH Acquisition II Co. (NASDAQ: ROCC) from December 2020 until July 2021, and Roth CH Acquisition III Co. (NASDAQ: ROCR) from February 2021 until February 2022. From 2009 to 2019, Ms. Montgomery served as an Executive of Landec Corporation, a publicly-traded company in the health & wellness space with revenues of approximately $550M, and served as Chief Executive Officer, President & Director of Landec Corporation from 2015 to 2019. Ms. Montgomery has also served on the Board of Directors for Windset Farms, one of the largest and most technologically advanced hydroponic greenhouse growers in North America, from 2018 to 2019 and as a director for Flower One, the largest greenhouse grower and producer of cannabis in the State of Nevada from 2020 to 2021. Prior to Landec, from 2006 to 2009, Ms. Montgomery served as VP of Global Marketing and Business Development at Ashland Chemical. Ms. Montgomery has also been an executive in two software companies and held additional positions in strategy, marketing, engineering and operations in a number of other chemical, pharmaceutical and consumer product companies. Ms. Montgomery holds a BES and MEng in Chemical Engineering from the University of Louisville and an MBA from Harvard Business School.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2023, certain information regarding beneficial ownership of the Company’s common stock by each person who is known by the Company to beneficially own more than 5% of the Company’s common stock. The table also identifies the stock ownership of each of the Company’s directors and officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

	Amount and Nature
Name and Address of	of Beneficial	Approximate Percentage of
Beneficial Owner(1)	Ownership(2)	Outstanding Common Stock (%)
Byron Roth(3)(4)	1,243,137	21.8%
John Lipman	801,091	14.0%
Gordon Roth(3)	861,338	15.1%
Rick Hartfiel	—	—%
Aaron Gurewitz(5)	128,386	2.2%
Andrew Costa	17,791	*
Matthew Day	35,583	*
Molly Montgomery	33,034	*
Daniel M. Friedberg(6)	33,034	*
Adam Rothstein	33,034	*
Sam Chawla	33,034	*
All officers and directors as a group (11 individuals)(3)	1,694,406	29.6%
CR Financial Holdings, Inc.(7)	762,528	13.3%
CHLM Sponsor LLC(8)	801,091	14.0%
Owl Creek Asset Management, L.P.(9)	400,000	7.0%
Polar Asset Management Partners Inc.(10)	475,000	8.3%

*  Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the stockholders is c/o Roth CH Acquisition IV Co., 888 San Clemente Drive, Newport Beach, CA 92660.
(2)	Excludes shares issuable pursuant to warrants issued in connection with the IPO, as such warrants are not exercisable until 30 days after the consummation of the Company’s initial business combination.
(3)	Includes shares owned by CR Financial Holdings, Inc., over which Byron Roth and Gordon Roth have voting and dispositive power.
(4)	Includes 30,538 shares held in an IRA for the benefit of Byron Roth.
(5)	Consists of shares owned by the AMG Trust Established January 23, 2007, for which Aaron Gurewitz is trustee.
(6)	Consists of shares owned by Hampstead Park Capital Management LLC, of which Mr. Friedberg is the managing member.
(7)	Byron Roth and Gordon Roth have voting and dispositive power over the shares owned by CR Financial Holdings, Inc.
(8)	Steve Dyer, Chief Executive Officer and Managing Partner of Craig-Hallum Capital Group LLC, has voting and dispositive shares owned by CHLM Sponsor LLC.

(9)

The information reported is based on a Schedule 13G filed on February 9, 2023. According to the Schedule 13G, as of December 31, 2021, Owl Creek Asset Management, L.P. (“Owl Creek”) and Jeffrey A. Altman shared voting and dispositive power with respect to 400,000 shares of our common stock. The address for Owl Creek and Mr. Altman is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

(10)The information reported is based on a Schedule 13G/A filed on February 14, 2023. According to the Schedule 13G/A, as of December 31, 2021, Polar Asset Management Partners Inc. (“Polar”) had sole voting and dispositive power with respect to 475,000 shares of our common stock. The address for Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

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

On February 14, 2023, we issued an unsecured promissory note to CR Financial Holdings, Inc., pursuant to which we borrowed an aggregate principal amount of $200,000. The promissory note is non-interest bearing and payable on the earlier of (i) the date on which we consummate a business combination with target businesses, or (ii) the date we liquidate if a business combination is not consummated. In the event that we do not consummate a business combination, the promissory note will be repaid only from amounts remaining outside of the trust account, if any.

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

If we do not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available. As of December 31, 2022, the Company had no loans outstanding, including any loans from its initial stockholders, officers, directors or their affiliates.

Business Combination Marketing Agreement

On August 5, 2021, we entered into a Business Combination Marketing Agreement pursuant to which we engaged Roth and Craig-Hallum as advisors in connection with our initial business combination. We agreed to pay Roth and Craig-Hallum a fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of our initial public offering, including any proceeds from the full or partial exercise of the over-allotment option.

Concurrently with the execution of the Merger Agreement, we entered into a letter agreement with Tigo Energy, Roth and Craig-Hallum to terminate the Business Combination Marketing Agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, in exchange for services rendered in connection with the transactions contemplated in the Merger Agreement, Roth may be issued up to 300,000 Advisor Shares (shares of common stock, post-merger) equal to a fixed amount of 100,000 shares, regardless of the amount of equity raised in exchange for services rendered in connection with the transactions contemplated in the Merger Agreement, plus up to 200,000 shares based on the equity raised (“Variable Compensation Shares”). The number of Variable Compensation Shares will be equal to the product of (x) the quotient of equity raised divided by $50.0 million, multiplied by (y) 200,000. The Advisor Shares are issuable based on (a) the gross proceeds received from a capital raising transaction involving the equity securities of Tigo Energy and (b) the amount remaining in the Company’s trust account after giving effect to any redemptions (as further described in the Letter Agreement). On February 23, 2023, we entered into an amendment to the Letter Agreement. Pursuant to the amendment, the agreement was revised so that the term equity raised means the gross proceeds available to the post-Business Combination company immediately after the closing of the Business Combination consisting of (a) the gross proceeds received from a capital raising transaction involving the equity securities or equity-linked instruments of Tigo Energy; provided, however, that the $50.0 million of proceeds from the sale of convertible promissory notes by Tigo Energy to L1 Energy Capital Management S.a.r.l. shall be excluded from the calculation of equity raised; (b) the gross proceeds received from a capital raising transaction involving the equity securities of the Company; and (c) the amount remaining in the Company’s trust account after giving effect to any redemptions.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $151,304 and $81,855, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax compliance, tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for any other products and services for the years ended December 31, 2022 and 2021.

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

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

(2)	Financial Statement Schedules

None

(3)	Exhibits

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
1.1

Underwriting Agreement, dated August 5, 2021, by and among the Registrant, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)

2.1

Merger Agreement, by and among the Registrant, Tigo Energy, Inc. and Roth IV Merger Sub Inc., dated as of December 5, 2022. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2021)
3.2

Amendment to the Amended and Restated Certificate of Incorporation, dated December 20, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2022)

3.3	By-laws (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 2, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2021)
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

10.8	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022)
10.9

Sponsor Support Agreement, dated as of December 5, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022)

10.10	Form of Company Holders Support Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022)
10.11	Form of A&R Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022)
10.12

Sale and Purchase Agreement, dated as of December 5, 2022 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022)

10.13	Note Agreement, dated as of December 5, 2022 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022)
10.14	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022)
10.15	Letter Agreement, dated as of December 5, 2022 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022)
10.16	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2022)
10.17	Promissory Note, dated February 14, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023)
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2021)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2021)
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

ROTH CH ACQUISITION IV CO.

Dated: March 31, 2023	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron Roth	Co-Chief Executive Officer and Chairman of the Board	March 31, 2023
Byron Roth	(Principal Executive Officer)

/s/ Gordon Roth	Chief Financial Officer	March 31, 2023
Gordon Roth	(Principal Financial Officer)

/s/ John Lipman	Co-Chief Executive Officer and Director	March 31, 2023
John Lipman

/s/ Molly Montgomery	Director	March 31, 2023
Molly Montgomery

/s/ Daniel M. Friedberg	Director	March 31, 2023
Daniel M. Friedberg

/s/ Adam Rothstein	Director	March 31, 2023
Adam Rothstein

/s/ Sam Chawla	Director	March 31, 2023
Sam Chawla

ROTH CH ACQUISITION IV CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Roth CH Acquisition IV Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Roth CH Acquisition IV Co.  (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of business combination and the Company has a liquidation date of July 10, 2023, which is considered to be within one year of the issuance date of the financial statements. The Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, Texas

March 31, 2023

ROTH CH ACQUISITION IV CO.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Cash	$88,107	$802,606
Prepaid expenses	150,069	188,617
Due from certain Initial Stockholders	135,440	—
Total Current Assets	373,616	991,223

Prepaid insurance, long-term	—	102,849
Cash and marketable securities held in Trust Account	24,678,170	116,738,316
TOTAL ASSETS	$25,051,786	$117,832,388

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$666,832	$244,793
Income taxes payable	395,019	—
Total Liabilities	1,061,851	244,793

Commitments

Common stock subject to possible redemption; $0.0001 par value; 2,378,249 and 11,500,000 shares at $10.23 and $10.15 redemption value at December 31, 2022 and 2021, respectively	24,322,162	116,725,000

Stockholders’ (Deficit) Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding as of December 31, 2022 and 2021, respectively	334	334
Additional paid-in capital	251,389	1,267,993
Accumulated deficit	(583,950)	(405,732)
Total Stockholders’ (Deficit) Equity	(332,227)	862,595
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$25,051,786	$117,832,388

The accompanying notes are an integral part of the consolidated financial statements.

ROTH CH ACQUISITION IV CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021
Formation and operating costs	$1,429,105	$415,858
Loss from operations	(1,429,105)	(415,858)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,645,906	13,316
Total other income, net	1,645,906	13,316

Income (loss) before provision for income taxes	216,801	(402,542)
Provision for income taxes	(395,019)	—
Net loss	$(178,218)	$(402,542)

Basic and diluted weighted average shares outstanding, redeemable common stock	11,425,027	4,505,479

Basic and diluted net loss per share, redeemable common stock	$(0.01)	$(0.05)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,336,500	2,827,725

Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

ROTH CH ACQUISITION IV CO.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — December 31, 2020	2,875,000	$288	$24,712	$(3,190)	$21,810

Remeasurement of common stock subject to redemption amount	—	—	(7,799,173)	—	(7,799,173)

Sale of 461,500 Private Units	461,500	46	4,614,954	—	4,615,000

Proceeds allocated to Public Warrants	—	—	4,427,500	—	4,427,500

Net loss	—	—	—	(402,542)	(402,542)

Balance — December 31, 2021	3,336,500	334	1,267,993	(405,732)	862,595

Remeasurement of common stock subject to redemption amount	—	—	(1,152,044)	—	(1,152,044)

Contribution from Sponsor			135,440		135,440

Net loss	—	—	—	(178,218)	(178,218)

Balance – December 31, 2022	3,336,500	$334	$251,389	$(583,950)	$(332,227)

The accompanying notes are an integral part of the consolidated financial statements.

ROTH CH ACQUISITION IV CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(178,218)	$(402,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,645,906)	(13,316)
Changes in operating assets and liabilities:
Prepaid expenses	141,397	(188,617)
Other assets	—	(102,849)
Income taxes payable	395,019	—
Accrued expenses	422,039	243,343
Net cash used in operating activities	(865,669)	(463,981)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	286,610	—
Cash withdrawn from Trust Account in connection with redemption	93,419,442	—
Investment of cash in Trust Account	—	(116,725,000)
Net cash provided by (used in) investing activities	93,706,052	(116,725,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	113,850,000
Proceeds from sale of Private Units	—	4,615,000
Proceeds from promissory note - related party	—	200,000
Repayment of promissory note - related party	—	(200,000)
Payment of offering costs	—	(496,204)
Extension payment	(135,440)	—
Redemption of common stock	(93,419,442)	—
Net cash (used in) provided by financing activities	(93,554,882)	117,968,796

Net Change in Cash	(714,499)	779,815
Cash — Beginning of period	802,606	22,791
— End of period	$88,107	$802,606

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$116,725,000
Remeasurement for common stock to redemption amount	$1,152,044	$7,799,173

The accompanying notes are an integral part of the consolidated financial statements.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All the Company’s activities through December 31, 2022 related to its formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company will proceed with a Business Combination If the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares (as defined in Note 6), Private Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination, to the extent permitted by law, and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, irrespective of how or whether they vote on the proposed transaction.

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

The Company will have until July 10, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period,  the Company shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter redeem 100% of the Public Shares for cash for a redemption price per share as described below (which redemption will completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to approval of the Company’s then stockholders and subject to the requirements of the DGCL, including the adoption of a resolution by the Board of Directors pursuant to Section 275(a) of the DGCL finding the dissolution of the Company advisable and the provision of such notices as are required by said Section 275(a) of the DGCL, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of the Company’s plan of dissolution and liquidation, subject (in the case of (ii) and (iii) above) to the Company’s obligations under the DGCL to provide for claims of creditors and other requirements of applicable law. In such event, the per share redemption price shall be equal to a pro rata share of the Trust Account plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for its working capital requirements or necessary to pay its taxes divided by the total number of Public Shares then outstanding.

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

DECEMBER 31, 2022

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

Merger Agreement

On December 5, 2022, the Company, entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Roth IV Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Tigo Energy, Inc., a Delaware corporation (the “Tigo Energy”). The transactions set forth in the Merger Agreement, including the Merger (defined below), will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation.

Subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tigo Energy, with Tigo Energy surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing and the other transactions contemplated by the Merger Agreement, the Company will change its name to “Tigo Energy, Inc.”

Consideration

Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, the base purchase price of $600,000,000 will be payable through converting each outstanding share of Tigo Energy’s common stock (after giving effect to the consummation of Tigo Energy’s warrant exercise and Tigo Energy’s preferred conversion) into the right to receive 60,000,000 shares of the Company’s Common Stock at a deemed price of ten dollars ($10.00) per share, equal to (a) the exchange ratio, multiplied by (b) the number of shares of Tigo Energy’s common stock held by such holder as of immediately prior to the effective time of the Merger, with fractional shares rounded down to the nearest whole share. In addition, at the closing, each outstanding Tigo Energy’s option will be assumed and converted into an option with respect to a number of shares of the Company’s Common Stock in the manner set forth in the Merger Agreement, and each outstanding Tigo Energy’s warrant (after giving effect to Tigo Energy’s warrant exercise) to purchase Tigo Energy’s common stock will be assumed and converted into a warrant with respect to a number of shares of the Company’s Common Stock in the manner set forth in the Merger Agreement.

The base purchase price is subject to a dollar-for-dollar upward or downward adjustment in the event Tigo Energy raises or obtains a commitment to raise capital prior to the closing, including capital raised through the conversion of debt securities (but specifically excluding capital raised through convertible notes or similar debt instruments convertible into or exercisable for capital stock or other equity securities of Tigo Energy to the extent such notes or similar debt instruments have not so converted). If Tigo Energy raises or obtains a commitment to raise capital based on a pre-money valuation at or exceeding $500,000,000, the base purchase price will increase by the aggregate amount of capital raised or committed to be raised by Tigo Energy through such capital raising transaction. Conversely, if the pre-money valuation is below $500,000,000, the base purchase price will decrease by an amount equal to the difference between $500,000,000 and the actual pre-money valuation.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Trust Extension

On December 20, 2022, the Company held a special meeting of stockholders, at which the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation, to extend the date by which the Company has to consummate a business combination up to five (5) times, each such extension for an additional one (1) month period, from February 10, 2023 to July 10, 2023. In connection with the Extension Amendment, stockholders holding 9,121,751 shares of redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a pro rata redemption price of approximately $10.24 per share, and a total of $93,419,442 was released from the Trust Account.

Liquidity and Going Concern

As of December 31, 2022, the Company had $88,107 in its operating bank account and adjusted working capital deficit of $290,839 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination.

The Company has a significant working capital deficiency and has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from the Initial Stockholders and the Company’s officers and directors or their affiliates. The Initial Stockholders and the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 10, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been effected by the Company and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 10, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing this Annual Report on Form 10-K.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 could have a negative effect on the Company’s financial position, results of operations and/or its search for a target company for a Business Combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Cash and Marketable Securities Held in Trust Account

At December 31, 2022, all of the assets held in the Trust Account were held in cash. At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

In connection with the stockholders vote at the Special Meeting of Stockholders held by the Company on December 20, 2022, 9,121,751 shares of common stock were tendered for redemption.

Accordingly, at December 31, 2022 and 2021, 2,378,249 and 11,500,000 shares of common stock subject to possible redemption are presented at $10.23 and $10.15 redemption value, respectively, as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

At December 31, 2022 and 2021, the common stock subject to possible redemption reflected in the balance sheets was reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,646,673)
Proceeds allocated to Public Warrants	(4,427,500)
Plus:
Remeasurement of carrying value to redemption value	7,799,173

Common stock subject to possible redemption, December 31, 2021	116,725,000

Less:
Redemption of 9,121,751 shares	(93,419,442)
Extension payment	(135,440)
Plus:
Remeasurement of carrying value to redemption value	1,152,044

Common stock subject to possible redemption, December 31, 2022	$24,322,162

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company has analyzed the Public Warrants and Private Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 182.20% and 0.00% for the year ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and 2021, due to franchise tax interest, state taxes, net of federal tax benefit, merger and acquisition expenses, and the valuation allowance on the deferred tax assets.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,980,750 shares of common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	common stock	common stock	common stock	common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(137,936)	$(40,282)	$(247,320)	$(155,222)
Denominator:
Basic and diluted weighted average shares outstanding	11,425,027	3,336,500	4,505,479	2,827,725
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.05)	$(0.05)

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

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) which simplifies accounting for convertible instruments by removing major separation models required under GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

The sale of the Founders Shares to certain of the Company’s officers, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 53,374 shares sold to the Company’s officer was $323,446, or $6.06 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

received for the purchase of the Founders Shares. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders and certain of the Company’s officers and directors (or their affiliates) may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. No Working Capital Loans were outstanding as of December 31, 2022 and 2021.

Underwriting Agreement and Business Combination Marketing Agreement

On August 5, 2021, the Company entered into an underwriting agreement and a business combination marketing agreement with Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), the underwriters in the Initial Public Offering. The underwriters are related parties of the Company. On December 5, 2022, the Company entered a letter agreement to terminate the business combination marketing agreement. See Note 6 for a discussion of the business combination marketing agreement.

Due from Certain Initial Stockholders

On December 16, 2022, the Company paid $135,440 to the Non-redeeming Stockholders on behalf of certain Initial Stockholders in connection with the Non-Redemption Agreements (see Note 6).

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

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Business Combination Marketing Agreement

Pursuant to a business combination marketing agreement entered into on August 5, 2021, the Company engaged Roth and Craig-Hallum, the underwriters in the Initial Public Offering, as advisors in connection with its Business Combination to assist in the transaction structuring and negotiation of a definitive purchase agreement with respect to the Business Combination, hold meetings with the stockholders to discuss the Business Combination and the target’s attributes, introduce the Company to potential investors to purchase its securities in connection with the Business Combination, assist in obtaining stockholder approval for the Business Combination, and assist with financial analysis, presentations, press releases and filings related to the Business Combination. The Company agreed to pay Roth and Craig-Hallum a fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of the Initial Public Offering, or $5,175,000. Roth and Craig-Hallum were not entitled to such fee unless the Company consummated a Business Combination.

Concurrently with the execution of the Merger Agreement on December 5, 2022, the Company entered into a letter agreement with Roth and Craig-Hallum to terminate the Business Combination Marketing Agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, in exchange for services rendered in connection with the transactions contemplated in the Merger Agreement, Roth may be issued up to 300,000 Advisor Shares (shares of common stock, post-merger) equal to a fixed amount of 100,000 shares, regardless of the amount of equity raised in exchange for services rendered in connection with the transactions contemplated in the Merger Agreement, plus up to 200,000 shares based on the equity raised (“Variable Compensation Shares”). The number of Variable Compensation Shares will be equal to the product of (x) the quotient of equity raised divided by $50.0 million, multiplied by (y) 200,000. The Advisor Shares are issuable based on (a) the gross proceeds received from a capital raising transaction involving the equity securities of the Company and (b) the amount remaining in the Company’s trust account after giving effect to any redemptions (as further described in the Letter Agreement). On February 23, 2023, the Company entered into an amendment to the Letter Agreement. Pursuant to the amendment, the term equity raised was revised to mean the gross proceeds available to the post-Business Combination company immediately after the closing of the Business Combination consisting of (a) the gross proceeds received from a capital raising transaction involving the equity securities or equity-linked instruments of Tigo Energy, provided, however, that the $50.0 million of proceeds from the sale of convertible promissory notes by Tigo Energy to L1 Energy Capital Management S.a.r.l. shall be excluded from the calculation of equity raised; (b) the gross proceeds received from a capital raising transaction involving the equity securities of the Company; and (c) the amount remaining in the Company’s trust account after giving effect to any redemptions.

The Advisor Shares in the Letter Agreement is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the up to 300,000 Advisor Shares that Roth may receive for services rendered is $10.20 per share, the value of the common stock of the Company at December 31, 2022. The Advisor Shares were effectively granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Advisor Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Advisor Shares times the grant date fair value per share (unless subsequently modified). As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Service Agreement

Pursuant to a service agreement entered on July 5, 2022, the Company engaged Roth and Craig-Hallum (together the “financial advisors”) to provide services in connection with a proposed financing by the Company in connection with a business combination. In connection with this agreement the Company may be required to pay fees in connection with their services to the extent that the financing is executed. If during the term of the agreement the Company completes a financing of equity securities, convertible securities or debt of the Company, the Company has agreed to pay the financial advisors a fee in the amount of 4.0% of the gross proceeds raised. Each advisor would receive 50% of any placement agent fee, which will be paid upon the closing of the offering and business combination.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The term of the agreement will run until the earlier of the date that the Company completes any Business Combination and otherwise liquidates the funds held in the Trust account.

Merger Agreement

On December 5, 2022, the Company, entered into the Merger Agreement with Merger Sub and Tigo Energy. The transactions set forth in the Merger Agreement, including the Merger, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. Subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tigo Energy, with Tigo Energy surviving as a wholly owned subsidiary of the Company.

Concurrently with the execution of the Merger Agreement, the Sponsors (as defined in the Sale and Purchase Agreement) entered into the Sale and Purchase Agreement with Tigo Energy, pursuant to which, immediately prior to the effective time of the Merger, the Sponsors will sell to Tigo Energy 1,645,000 shares of Common Stock and 424,000 Private Units in exchange for an amount equal to $2,300,000 pursuant to the Sale and Purchase Agreement.

Non-Redemption Agreements

On December 8 and 9, 2022, the Company entered into Non-Redemption Agreements with various stockholders (the “Non-redeeming Stockholders”) owning, in the aggregate, 1,631,811 shares of the Company’s common stock, pursuant to which these stockholders committed not to redeem their shares in the Company in connection with the Extension Amendment. In consideration of such agreements, CR Financial Holdings, Inc. and CHLM Sponsor, certain of our Initial Stockholders, agreed to pay the Non-redeeming Stockholders that entered into such agreements $0.083 per share for the period from the stockholder approval of the Extension Amendment on December 20, 2022 through February 10, 2023 and subsequently $0.05 per share for each one-month extension in connection with such agreements. No additional funds were deposited into the Trust Account. On December 16, 2022, the Company paid $135,440 (the “Extension Payment”) to the Non-Redeeming Stockholders on behalf of such Initial Stockholders. The value of the Extension Payment was determined to be the equivalent of an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering costs would be allocated to the separable financial instruments on a relative fair value basis, compared to total proceeds received. The Company recorded a reduction in temporary equity for the Extension Payment of $135,440. A contribution to Additional Paid-in Capital and a receivable in Due from certain Initial Stockholders was recorded for the amount due from such initial stockholders of $135,440 in connection with the Extension Amendment. The amount due from certain Initial Stockholders was paid in full to the Company by Tigo Energy on March 1, 2023.

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 3,336,500 shares of common stock issued and outstanding, respectively, excluding 2,378,249 shares and 11,500,000 shares of common stock subject to possible redemption which are presented as temporary equity. On December 20, 2022, in connection with the Extension Amendment, stockholders holding 9,121,751 shares of redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a pro rata redemption price of approximately $10.24 per share.

Warrants — As of December 31, 2022 and 2021, there were 5,750,000 Public Warrants and 230,750 Private Warrants outstanding. As of December 31, 2020, there were no Public Warrants or Private Warrants outstanding.

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

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 8. INCOME TAX

The income tax provision for the years ended December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$395,019	$—
Deferred	(109,249)	(84,534)

State and Local
Current	—	—
Deferred	(64,545)	—
Change in valuation allowance	173,794	84,534
Income tax provision	$395,019	$—

The Company’s net deferred tax assets at December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$—	$30,909
Startup/Organizational expenses	258,742	54,038
Total deferred tax assets	258,742	84,947
Valuation allowance	(258,742)	(84,947)
Deferred tax assets, net of valuation allowance	$—	$—

As of December 31, 2022 and 2021, the Company had $0 and $147,184 of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $173,794. For the year ended December 31, 2021, the change in the valuation allowance was $84,534.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 was as follows:

	December 31,	December 31,
	2022	2021

Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	6.98%	0.00%
M&A expenses	87.0%	0.00%
Franchise tax interest	0.07%	0.00%
Valuation allowance	67.10%	(21.00)%
Income tax provision	182.20%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the years ended December 31, 2022 and 2021 remain open and subject to examination.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$24,678,170	$116,738,316

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 9, 2023, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), which stated that the Company no longer complied with Nasdaq’s continued listing rules due to the Company not having held an annual meeting of shareholders within 12 months of the Company’s fiscal year end, as required pursuant to Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company had 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepted the plan, Nasdaq would grant the Company an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2023, to regain compliance. The Company held its Annual Meeting of Stockholders on February 13, 2023.

On February 10, 2023 and March 10, 2023, Tigo Energy paid certain Initial Stockholders an aggregate amount of $163,182 (or $0.05 per share), according to the terms of the Non-Redemption Agreements in connection with the one-month Trust extension from February 10, 2023 to March 10, 2023 and with the one-month Trust extension from March 10, 2023 to April 10, 2023.

ROTH CH ACQUISITION IV CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

On February 14, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 (the “Note”) to CR Financial Holdings, Inc. (the “Payee”). Pursuant to the Note, the Payee agreed to loan to the Company an aggregate amount of $200,000 that shall be payable on the earlier of (i) the date on which the Company consummates a business combination with target businesses, or (ii) the date the Company liquidates if a business combination is not consummated. The Note bears no interest rate. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used for the Company to pay various expenses of the Company and for general corporate purposes.

On December 16, 2022, the Company paid $135,440 to the Non-redeeming Stockholders in connection with extension of the Trust account on behalf of certain Initial Stockholders. On March 1, 2023, Tigo Energy repaid the amount in full.