Form 10-Q
period 2023-03-31
Roth CH Acquisition IV Co.
filed 2023-05-12
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(949) 720-5700
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 11, 2023, there were 5,714,749 shares of common stock, $0.0001 par value, issued and outstanding.

ROTH CH ACQUISITION IV CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROTH CH ACQUISITION IV CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$123,759	$88,107
Prepaid expenses	137,763	150,069
Due from certain Initial Stockholders	—	135,440
Total Current Assets	261,522	373,616

Cash and marketable securities held in Trust Account	24,601,832	24,678,170
TOTAL ASSETS	$24,863,354	$25,051,786

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$948,514	$666,832
Income taxes payable	135,987	395,019
Promissory note - related party	200,000	—
Total Liabilities	1,284,501	1,061,851

Commitments

Common stock subject to possible redemption; $0.0001 par value; 2,378,249 shares at $10.30 and $10.23 redemption value at March 31, 2023 and December 31, 2022, respectively	24,485,433	24,322,162

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	334	334
Additional paid-in capital	88,118	251,389
Accumulated deficit	(995,032)	(583,950)
Total Stockholders’ Deficit	(906,580)	(332,227)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$24,863,354	$25,051,786

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION IV CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Formation and operating costs	$593,776	$155,407
Loss from operations	(593,776)	(155,407)

Other income:
Interest earned on marketable securities held in Trust Account	245,201	29,503
Unrealized gain on marketable securities held in Trust Account	—	4,277
Total other income, net	245,201	33,780

Loss before provision for income taxes	(348,575)	(121,627)
Provision for income taxes	(62,507)	—
Net loss	$(411,082)	$(121,627)

Basic and diluted weighted average shares outstanding, redeemable common stock	2,378,249	11,500,000

Basic and diluted net loss per share, redeemable common stock	$(0.07)	$(0.01)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,336,500	3,336,500

Basic and diluted net loss per share, non-redeemable common stock	$(0.07)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION IV CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	3,336,500	$334	$251,389	$(583,950)	$(332,227)

Remeasurement of common stock to redemption amount	—	—	(326,452)	—	(326,452)

Contribution from Sponsor	—	—	163,181	—	163,181

Net loss	—	—	—	(411,082)	(411,082)

Balance – March 31, 2023	3,336,500	$334	$88,118	(995,032)	(906,580)

THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	3,336,500	$334	$1,267,993	$(405,732)	$862,595

Net loss	—	—	—	(121,627)	(121,627)

Balance – March 31, 2022	3,336,500	$334	$1,267,993	$(527,359)	$740,968

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION IV CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(411,082)	$(121,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(245,201)	(29,503)
Unrealized gain on marketable securities held in Trust Account	—	(4,277)
Changes in operating assets and liabilities:
Prepaid expenses	12,306	(35,656)
Income taxes payable	(259,032)	—
Prepaid insurance, long-term	—	44,078
Accrued expenses	281,682	(122,600)
Net cash used in operating activities	(621,327)	(269,585)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	321,539	—
Net cash provided by investing activities	321,539	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	200,000	—
Reimbursement of extension payment	135,440	—
Net cash provided by financing activities	335,440	—

Net Change in Cash	35,652	(269,585)
Cash — Beginning of period	88,107	802,606
Cash — End of period	$123,759	$533,021

Non-Cash investing and financing activities:
Remeasurement for common stock to redemption amount	$326,452	$—
Extension costs related to non-redemption agreements	$163,181	$—

Supplemental Information
Income taxes paid	$321,539	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All the Company’s activities through March 31, 2023 related to its formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination, to the extent permitted by law, and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, irrespective of how or whether they vote on the proposed transaction or do not vote at all.

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

The Company will have until July 10, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter redeem 100% of the Public Shares for cash for a redemption price per share as described below (which redemption will completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to approval of the Company’s then stockholders and subject to the requirements of the DGCL, including the adoption of a resolution by the Board of Directors pursuant to Section 275(a) of the DGCL finding the dissolution of the Company advisable and the provision of such notices as are required by said Section 275(a) of the DGCL, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of the Company’s plan of dissolution and liquidation, subject (in the case of (ii) and (iii) above) to the Company’s obligations under the DGCL to provide for claims of creditors and other requirements of applicable law. In such event, the per share redemption price shall be equal to a pro rata share of the Trust Account plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for its working capital requirements or necessary to pay its taxes divided by the total number of Public Shares then outstanding.

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On February 10, 2023, March 10, 2023, April 10, 2023, and May 10, 2023 Tigo Energy paid certain Initial Stockholders an aggregate amount of $326,362 (or $0.05 per share), according to the terms of the Non-Redemption Agreements in connection with the one-month Trust extensions from February 10, 2023 to March 10, 2023, from March 10, 2023 to April 10, 2023, from April 10, 2023 to May 10, 2023, and from May 10, 2023 to June 10, 2023.

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $123,759 in its operating bank account and adjusted working capital deficit of $886,992 which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account.

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 could have a negative effect on the Company’s financial position, results of operations and/or its search for a target company for a Business Combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At March 31, 2023 all of the assets held in the Trust account were held in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2022, all of the assets held in the Trust Account were held in cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Accordingly, at March 31, 2023 and December 31, 2022, 2,378,249 shares of common stock subject to possible redemption are presented at $10.30 and $10.23 redemption value, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

At March 31, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the balance sheets was reconciled in the following table:

Common stock subject to possible redemption, December 31, 2021	$116,725,000

Less:
Redemption of 9,121,751 shares	(93,419,442)
Extension payment	(135,440)
Plus:
Remeasurement of carrying value to redemption value	1,152,044

Common stock subject to possible redemption, December 31, 2022	$24,322,162
Less:
Extension payment	(163,181)
Plus:
Remeasurement of carrying value to redemption value	326,452
Common stock subject to possible redemption, March 31, 2023	$24,485,433

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (18.06%) and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 due to the permanent difference on M&A Expenses and the increase in the valuation allowance on the deferred tax assets. and the effective tax rate differs from the statutory rate of 21% for the three months ended March 31, 2022, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,980,750 shares of common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	common stock	common stock	common stock	common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(171,076)	$(240,006)	$(94,275)	$(27,352)
Denominator:
Basic and diluted weighted average shares outstanding	2,378,249	3,336,500	11,500,000	3,336,500
Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) which simplifies accounting for convertible instruments by removing major separation models required under GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Initial Stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are subject to forfeiture.

The sale of the Founder Shares to certain of the Company’s officers, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 53,374 shares sold to the Company’s officers was $323,446, or $6.06 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Promissory Notes — Related Party

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

On February 14, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 (the “Note”) to CR Financial Holdings, Inc. (the “Payee”). Pursuant to the Note, the Payee agreed to loan to the Company an aggregate amount of $200,000 that shall be payable on the earlier of (i) the date on which the Company consummates a business combination with target businesses, or (ii) the date the Company liquidates if a business combination is not consummated. The Note bears no interest rate. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used for the Company to pay various expenses of the Company and for general corporate purposes. As of March 31, 2023 and December 31, 2022, the Company’s outstanding balance for the promissory note is $200,000 and $0, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders and certain of the Company’s officers and directors (or their affiliates) may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. No Working Capital Loans were outstanding as of March 31, 2023 and December 31, 2022.

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The Advisor Shares in the Letter Agreement is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the up to 300,000 Advisor Shares that Roth may receive for services rendered is $10.20 per share, the value of the common stock of the Company at December 31, 2022. The Advisor Shares were effectively granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Advisor Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Advisor Shares times the grant date fair value per share (unless subsequently modified). As of March 31, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Non-Redemption Agreements

On December 8 and 9, 2022, the Company entered into Non-Redemption Agreements with various stockholders (the “Non-redeeming Stockholders”) owning, in the aggregate, 1,631,811 shares of the Company’s common stock, pursuant to which these stockholders committed not to redeem their shares in the Company in connection with the Extension Amendment. In consideration of such agreements, CR Financial Holdings, Inc. and CHLM Sponsor, certain of our Initial Stockholders, agreed to pay the Non-redeeming Stockholders that entered into such agreements $0.083 per share for the period from the stockholder approval of the Extension Amendment on December 20, 2022 through February 10, 2023 and subsequently $0.05 per share for each one-month extension in connection with such agreements. No additional funds were deposited into the Trust Account. On December 16, 2022, the Company paid $135,440 (the “Extension Payment”) to the Non-Redeeming Stockholders on behalf of such Initial Stockholders. On February 10, 2023 and March 10, 2023, Tigo Energy paid certain Initial Stockholders an aggregate amount of $163,181 (or $0.05 per share), according to the terms of the Non-Redemption Agreements in connection with the one-month Trust extension from February 10, 2023 to March 10, 2023 and in connection with the one-month Trust extension from March 10, 2023 to April 10, 2023. The value of the Extension Payments were determined to be the equivalent of an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering costs would be allocated to the separable financial instruments on a relative fair value basis, compared to total proceeds received. The Company recorded a reduction in temporary equity for the Extension Payments of $163,182 and $135,440, as of March 31, 2023 and December 31, 2022, respectively. The Company also recorded a contribution to Additional Paid-in Capital of $163,181 and $135,440, as of March 31, 2023 and December 31, 2022, respectively. A receivable in Due from certain Initial Stockholders was recorded for the amount due from such initial stockholders of $135,440 as of December 31, 2022, in connection with the Extension Amendment. The amount due from certain Initial Stockholders was paid in full to the Company by Tigo Energy on March 1, 2023. All payments made by Tigo Energy to the Non-redeeming Stockholders on behalf of certain Initial Stockholders will be reduced from the $2,300,000 payment pursuant to the Sale and Purchase Agreement at the closing of the Business Combination.

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 3,336,500 shares of common stock issued and outstanding, respectively, excluding 2,378,249 shares of common stock subject to possible redemption which are presented as temporary equity. On December 20, 2022, in connection with the Extension Amendment, stockholders holding 9,121,751 shares of redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a pro rata redemption price of approximately $10.24 per share.

Warrants — As of March 31, 2023 and December 31, 2022, there were 5,750,000 Public Warrants and 230,750 Private Warrants outstanding.

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

ROTH CH ACQUISITION IV CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	March 31,
Description	Level	2022	2023
Assets:
Cash and Marketable securities held in Trust Account	1	$24,678,170	$24,601,832

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 10, 2023 and May 10, 2023, Tigo Energy paid certain Initial Stockholders an aggregate amount of $163,181 (or $0.05 per share), according to the terms of the Non-Redemption Agreements in connection with the one-month Trust extensions from April 10, 2023 to May 10, 2023 and from May 10, 2023 to June 10, 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search for an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Merger Agreement

On December 5, 2022, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with Roth IV Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Tigo Energy, Inc., a Delaware corporation (the “Tigo Energy”). The transactions set forth in the Merger Agreement, including the Merger (defined below), will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net loss of $411,082, which was comprised of formation and operating costs of $593,776 and provision for income taxes of $62,507, offset by the interest earned on marketable securities held in Trust Account of $245,201.

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

For the three months ended March 31, 2023, cash used in operating activities was $621,327. Net loss of $411,082 was affected by interest earned on marketable securities held in Trust Account of $245,201. Changes in operating assets and liabilities provided $34,956 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $269,585. Net loss of $121,627 was affected by unrealized loss on marketable securities held in Trust Account of $4,277 and an interest earned on marketable securities held in Trust Account of $29,503. Changes in operating assets and liabilities used $114,178 of cash for operating activities.

As of March 31, 2023, we had cash held in the Trust Account of $24,601,832 (including approximately $462,605 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrawn $608,149 from the Trust Account to pay franchise and income taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $123,759. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 10, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been approved by the Company’s stockholders and effected by the Company, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 10, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing this Quarterly Report on Form 10-Q.

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

On December 8 and 9, 2022, we entered into non-redemption agreements with certain stockholders (the “Non-redeeming Stockholders”) owning, in the aggregate, 1,631,811 shares of the Company’s common stock, in which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the Extension Amendment. Certain Initial Stockholders agreed to pay the Non-redeeming Stockholders that entered into such agreements $0.083 per share for the period from the stockholder approval of the Extension Amendment on December 20, 2022 through February 10, 2023 and subsequently $0.05 per share for each one-month extension in connection with such agreements. No additional funds were deposited into the Trust Account. On December 16, 2022, we paid the initial payment of $135,440 to the Non-redeeming Stockholders on behalf of such Initial Stockholders. On March 1, 2023, Tigo Energy repaid the amount in full. On February 10, 2023 and March 10, 2023, Tigo Energy paid certain Initial Stockholders an aggregate amount of $163,181 (or $0.05 per share), according to the terms of the Non-Redemption Agreements in connection with the one-month Trust extension from February 10, 2023 to March 10, 2023 and in connection with the one-month Trust extension from March 10, 2023 to April 10, 2023.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, the review of accrued expenses, and the review over the cash flow statement. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in the Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

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

ROTH CH ACQUISITION IV CO.

Date: May 12, 2023	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)