Form 10-Q
period 2023-06-30
TIGO ENERGY, INC.
filed 2023-08-11
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40710

Tigo Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-3583873
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
655 Campbell Technology Parkway, Suite 150 Campbell, California	95008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 402-0802

ROTH CH ACQUISITION IV CO.

888 San Clemente Drive, Suite 400

Newport Beach, CA 92660

December 31, 2022

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TYGO	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock, at an exercise price of $11.50 per share	TYGOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2023, the registrant had 58,144,543 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are “forward-looking looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, the Company is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company's management.

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the projected financial information, anticipated growth rate and market opportunities of the Company;
•
the Company's ability to maintain the listing of securities on Nasdaq;
•
the Company's ability to develop and sell its product offerings and services;
•
manage risks associated with seasonal trends and the cyclical nature of the solar industry;
•
the potential liquidity and trading of the Company's securities;
•
the Company's ability to acquire and protect intellectual property;
•
manage risks associated with the Company's dependence on a small number of outside contract manufacturers;
•
the Company's ability to continue working with leading solar manufacturers;
•
the Company's ability to respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets into which the Company expands or otherwise operate in;
•
the Company's ability to enhance future operating and financial results;
•
the Company's ability to meet future liquidity requirements, which may require us to raise financing in the future;
•
the Company's ability to retain or recruit, or changes required in, its officers, key employees or directors;
•
the Company's ability to implement and maintain effective internal controls; and
•
factors relating to the Company's business, operations and financial performance, including:
o
the Company's ability to comply with laws and regulations applicable to its business;
o
market conditions and global and economic factors beyond the Company's control;
o
the Company's ability to compete in the highly competitive and evolving solar industry;
o
the Company's ability to continue to develop new products and innovations to meet constantly evolving customer demands;
o
the Company's ability to enter into, successfully maintain and manage relationships with partners and distributors; and
o
the Company's ability to acquire or make investments in other businesses, patents, technologies, products or services to grow the business, and realize the anticipated benefits therefrom.

The Company cautions you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. These forward-looking statements are only predictions based on the Company's current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in the sections entitled “Summary-Summary Risk Factors” and “Risk Factors” beginning on pages 23 and 33 of the final prospectus and definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on April 26, 2023 (the “Proxy Statement/Prospectus”), this Quarterly Report on Form 10-Q and the Company’s other filings with the SEC. It is not possible for the management of the Company to predict all risks, nor can the Company assess the impact of all factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements the Company may make. In light of these risks, uncertainties and assumptions, the forward-looking events and

i

circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report on Form 10-Q.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. You should not rely upon forward-looking statements as predictions of future events. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. The Company does not undertake any obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in expectations, except as required by law. You should read this Quarterly Report on Form 10-Q and the documents that have been filed as exhibits hereto with the understanding that the actual future results, levels of activity, performance, events and circumstances of the Company may be materially different from what is expected.

ii

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TIGO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,725	$36,194
Restricted cash	—	1,523
Marketable securities	43,909	—
Accounts receivable, net allowance for credit losses of $220 and $76 at June 30, 2023 and December 31, 2022, respectively	45,820	15,816
Inventory, net	50,639	24,915
Deferred issuance costs	—	2,221
Notes receivable	—	456
Prepaid expenses and other current assets	3,782	3,967
Total current assets	155,875	85,092
Property and equipment, net	2,837	1,652
Operating right-of-use assets	2,810	1,252
Marketable securities	6,335	—
Intangible assets, net	2,327	—
Deferred tax assets	11,147	—
Other assets	722	82
Goodwill	13,079	—
Total assets	$195,132	$88,078
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$54,120	$23,286
Accrued expenses and other current liabilities	10,332	4,382
Deferred revenue, current portion	436	950
Warranty liability, current portion	493	392
Operating lease liabilities, current portion	1,135	578
Current maturities of long-term debt	—	10,000
Total current liabilities	66,516	39,588
Warranty liability, net of current portion	5,000	3,959
Deferred revenue, net of current portion	186	172
Long-term debt, net of current maturities and unamortized debt issuance costs	27,084	10,642
Operating lease liabilities, net of current portion	1,804	762
Preferred stock warrant liability	—	1,507
Convertible note derivative liability	61,776	—
Other long-term liabilities	2,332	—
Total liabilities	164,698	56,630
Convertible preferred stock, $0.0001 par value:
Convertible preferred stock: 10,000,000 and 47,484,663 shares authorized; zero and 46,467,565 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	87,140
Commitments and Contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 150,000,000 and 60,667,100 shares authorized, respectively; 58,144,543 and 5,469,921 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6	1
Additional paid-in capital	120,671	6,522
Accumulated deficit	(90,062)	(62,215)
Accumulated other comprehensive loss	(181)	—
Total stockholders’ equity (deficit)	30,434	(55,692)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$195,132	$88,078

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$68,826	$17,639	$118,884	$27,558
Cost of revenue	42,920	12,107	74,609	19,343
Gross profit	25,906	5,532	44,275	8,215
Operating expenses:
Research and development	2,424	1,419	4,638	2,855
Sales and marketing	5,163	2,272	9,935	4,341
General and administrative	9,654	1,231	13,217	1,981
Total operating expenses	17,241	4,922	27,790	9,177
Income (loss) from operations	8,665	610	16,485	(962)
Other expenses (income):
Change in fair value of preferred stock warrant and contingent shares liability	2,608	8	3,120	8
Change in fair value of derivative liability	38,251	—	38,251	—
Loss on debt extinguishment	—	—	171	3,613
Interest expense	1,587	400	2,365	849
Other (income) expense, net	(672)	24	(1,223)	87
Total other expenses, net	41,774	432	42,684	4,557
(Loss) income before income tax expense	(33,109)	178	(26,199)	(5,519)
Income tax benefit	(10,933)	—	(10,933)	—
Net (loss) income	(22,176)	178	(15,266)	(5,519)

Unrealized loss resulting from change in fair value of marketable securities	$(195)	$—	$(181)	$—

Comprehensive loss	$(22,371)	$178	$(15,447)	$(5,519)

Net (loss) income	$(22,176)	$178	$(15,266)	$(5,519)
Dividends on Series D and Series E convertible preferred stock	(1,248)	(1,350)	(3,399)	(2,140)
Net loss attributable to common stockholders	$(23,424)	$(1,172)	$(18,665)	$(7,659)

Loss per common share
Basic	$(0.84)	$(0.24)	$(1.09)	$(1.59)
Diluted	$(0.84)	$(0.24)	$(1.09)	$(1.59)
Weighted-average common shares outstanding
Basic	27,750,374	4,836,316	17,174,936	4,824,468
Diluted	27,750,374	4,836,316	17,174,936	4,824,468

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

			Stockholders’ equity (deficit)
	Convertible preferred stock		Common stock
	Shares (1)	Amount	Shares (1)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated comprehensive income (loss)	Total stockholders’ equity (deficit)
Balance at December 31, 2022	199,145,285	$87,140	23,442,353	$2	$6,521	$(62,215)	$—	$(55,692)
Retroactive application (Note 3)	(152,677,720)	—	(17,972,432)	(1)	1	—	—	$—
Balance at December 31, 2022, as converted	46,467,565	87,140	5,469,921	1	6,522	(62,215)	—	(55,692)
Issuance of common stock upon exercise of stock options	—	—	140,545	—	92	—	—	92
Stock-based compensation expense	—	—	-	—	366	—	—	366
Issuance of common stock in connection with the acquisition of fSight	—	—	1,306,385	—	10,077	—	—	10,077
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	6,910	—	6,910
Balance at March 31, 2023, as converted	46,467,565	87,140	6,916,851	1	17,057	(55,305)	14	(38,233)
Issuance of common stock upon exercise of stock options	—	—	10,784	—	14	—	—	14
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(11,832)	—	(91)	—	—	(91)
Stock-based compensation expense	—	—	—	—	497	—	—	497
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	—	—	(195)	(195)
Convertible preferred stock dividends	1,258,055	—	—	—	12,581	(12,581)	—	—
Issuance of preferred stock upon exercise of preferred warrants	193,372	—	—	—	2,008	—	—	2,008
Conversion of convertible preferred stock into common stock in connection with the Business Combination (Note 3)	(47,918,992)	(87,140)	47,918,992	5	87,135	—	—	87,140
Issuance of common stock upon exercise of common warrants	—	—	1,491,229	—	—	—	—	—
Purchase price adjustment in connection with the fSight acquisition	—	—	—	—	897			897
Issuance of common stock upon Business Combination	—	—	1,818,519	—	573	—	—	573
Net loss	—	—	—	—	—	(22,176)	—	(22,176)
Balance at June 30, 2023, as converted	—	$—	58,144,543	$6	$120,671	$(90,062)	$(181)	$30,434

			Stockholders’ deficit
	Convertible preferred stock		Common stock			Notes
	Shares (1)	Amount	Shares (1)	Amount	Additional paid-in capital	receivable from related parties	Accumulated deficit	Total stockholders’ deficit
Balance at December 31, 2021	165,578,120	$46,370	20,580,109	$2	$5,383	$(103)	$(55,178)	$(49,896)
Retroactive application (Note 3)	(126,942,949)	-	(15,778,049)	(1)	1	-	-	-
Balance at December 31, 2021, as converted	38,635,171	46,370	4,802,060	1	5,384	(103)	(55,178)	(49,896)
Issuance of common stock upon exercise of stock options	-	-	26,797	-	17	-	-	17
Stock-based compensation expense	-	-	-	-	26	-	-	26
Net loss	-	-	-	-	-	-	(5,697)	(5,697)
Balance at March 31, 2022, as converted	38,635,171	46,370	4,828,857	1	5,427	(103)	(60,875)	(55,550)
Issuance of common stock upon exercise of stock options	-	-	9,850	-	6	-	-	6
Stock-based compensation expense	-	-	-	-	26	-	-	26
Proceeds from sale of Series E, net of issuance costs	4,175,321	21,712	-	-	-	-	-	-
Net income	-	-	-	-	-	-	178	178
Balance at June 30, 2022, as converted	42,810,492	$68,082	4,838,707	$1	$5,459	$(103)	$(60,697)	$(55,340)

(1)
The shares of the Company’s common and redeemable convertible preferred stock prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.233335 established in the Business Combination as described in Note 3.

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating activities:
Net loss	$(15,266)	$(5,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	536	226
Reserve for inventory obsolescence	410	—
Change in fair value of preferred stock warrant and contingent shares liability	3,120	8
Change in fair value of derivative liability	38,251	—
Deferred tax benefit	(11,147)	—
Non-cash interest expense	982	150
Stock-based compensation	863	52
Allowance for credit losses	170	58
Loss on debt extinguishment	171	3,613
Non-cash lease expense	415	—
Accretion of interest on marketable securities	(204)	—
Changes in operating assets and liabilities:
Accounts receivable	(30,057)	(5,100)
Inventory	(26,134)	323
Prepaid expenses and other assets	167	(1,017)
Accounts payable	30,254	(77)
Accrued expenses and other liabilities	2,267	743
Deferred revenue	(500)	(10)
Warranty liability	1,142	269
Deferred rent	—	(135)
Operating lease liabilities	(374)	—
Net cash used in operating activities	$(4,934)	$(6,416)
Investing activities:
Purchase of marketable securities	(50,221)	—
Acquisition of fSight	(16)	—
Purchase of intangible assets	(450)	—
Purchase of property and equipment	(1,510)	(308)
Disposals of property and equipment	73	—
Net cash used in investing activities	$(52,124)	$(308)
Financing activities:
Proceeds from Convertible Promissory Note	50,000	—
(Repayment of) proceeds from Series 2022-1 Notes	(20,833)	25,000
Repayment of Senior Bonds	—	(10,000)
Payment of financing costs	(354)	(3,483)
Proceeds from sale of Series E convertible preferred stock	—	21,845
Proceeds from Business Combination	2,238	—
Proceeds from exercise of stock options	106	23
Payment of tax withholdings on stock options	(91)	—
Net cash provided by financing activities	$31,066	$33,385
Net (decrease) increase in cash and restricted cash	(25,992)	26,661
Cash, cash equivalents, and restricted cash at beginning of period	37,717	7,474
Cash, cash equivalents, and restricted cash at end of period	$11,725	$34,135

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$168	$699
Cash paid for income taxes	53	22
Supplemental schedule of non-cash investing and financing activities:
Financing costs in accounts payable and accrued expenses	—	122
Net assets acquired from Roth CH Acquisition IV Co.	573	—
Operating lease right of use assets obtained in exchange for operating lease liabilities	1,973	—
Property plant and equipment in accounts payable	297	48
Non-cash consideration paid for the acquisition of fSight	10,974	—
Contingent shares liability from fSight acquisition	2,167	—
Fair value of derivative note liability at issuance	23,525	—
Convertible preferred stock dividends (Note 3)	12,581	—
Reclassification of deferred issuance costs to additional paid in capital	2,221	—
Conversion of convertible preferred stock into common stock in connection with the Business Combination (Note 3)	87,140	—
Issuance of preferred stock upon exercise of preferred warrants	2,008	—
Unrealized loss resulting from change in fair value of marketable securities	$(181)	$—

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.
Nature of Operations

Tigo Energy, Inc. (f/k/a Roth CH Acquisition IV Co.) and subsidiaries (together, the “Company”) consists of Tigo Energy, Inc. (“Tigo”), its wholly-owned direct subsidiary: Tigo Energy MergeCo, Inc. (f/k/a Tigo Energy, Inc.) (“Legacy Tigo”), and its wholly-owned indirect subsidiaries: Tigo Energy Israel Ltd., Foresight Energy, Ltd. (“fSight”), Tigo Energy Italy SRL, Tigo Energy Systems Trading (Suzhou) and Tigo Energy Australia Pty Ltd. Prior to the consummation of the Business Combination (as defined below), the operations of the Company were conducted through Legacy Tigo. Legacy Tigo was incorporated in Delaware in 2007 and commenced operations in 2010.

The Company provides solar and energy storage solutions, including Module Level Power Electronics (“MLPE”) designed to maximize the energy output of individual solar modules, delivering more energy, active management, and enhanced safety for utility, commercial, and residential solar arrays. The Company is headquartered in Campbell, California with offices in Europe, Asia and the Middle East.

Entry into a Material Definitive Agreement

On December 5, 2022, Roth CH Acquisition IV Co., a Delaware corporation (“ROCG”), Roth IV Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of ROCG (“Merger Sub”), and Legacy Tigo, entered into an Agreement and Plan of Merger, as amended on April 6, 2023 (the “Merger Agreement”), pursuant to which, among other transactions, on May 23, 2023 (the “Closing Date”), Merger Sub merged with and into Legacy Tigo (the “Merger”), with Legacy Tigo surviving the Merger as a wholly-owned subsidiary of ROCG (the Merger, together with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, ROCG changed its name to “Tigo Energy, Inc.”

Please refer to Note 3 “Merger with ROTH CH Acquisition IV Co.” for additional details regarding the Business Combination.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Pursuant to the Business Combination, the merger between ROCG and Legacy Tigo was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, ROCG was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Tigo issuing stock for the net assets of ROCG, accompanied by a recapitalization. The net assets of ROCG are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Tigo. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Please refer to Note 3 “Merger with ROTH CH Acquisition IV Co.” for additional details regarding the Business Combination.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly Tigo’s consolidated financial position as of June 30, 2023 and its consolidated results of operations, cash flows, and convertible preferred stock and changes in stockholders’ equity for the six months ended June 30, 2023 and 2022. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The unaudited condensed consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2022.

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.
Summary of Significant Accounting Policies

The Company's significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2022, which are included in the Company's Form S-1 filed with the SEC on June 22, 2023.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Tigo and its wholly-owned subsidiaries: Tigo Energy Israel Ltd. and Foresight Energy, Ltd. (“fSight”) which are incorporated in Israel, in addition to Tigo Energy Italy SRL and Tigo Energy Systems Trading (Suzhou) Company, Limited which are incorporated in Italy and China, respectively. All intercompany transactions and balances have been eliminated in consolidation. The Company has determined the functional currency of the subsidiaries to be the United States (U.S.) dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other (income) expense, net in the condensed consolidated statements of operations and comprehensive loss and were not material for the three and six months ended June 30, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical information and various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, among other things, the valuation of share-based awards, the recoverability of long-lived assets, the assessment of intangible assets and goodwill for impairment, the determination of the incremental borrowing rate for operating leases, provisions for warranty and expected credit losses, inventory obsolescence, sales returns, future price concessions, fair value of the derivative liability and tax contingencies and valuation allowances as well the estimated useful lives of property, plant and equipment and acquired intangible assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information as it becomes available.

Reclassification

Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period's presentation as follows. Customer deposits in previous periods were recorded in other accrued liabilities within the condensed consolidated balance sheet. Customer deposits are now recorded in deferred revenue, current portion and deferred revenue, net of current portion within the condensed consolidated balance sheet.

Marketable Securities

The Company’s marketable securities consist of investments in U.S. agency securities and corporate bonds that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss, a component of stockholders’ deficit. Realized gains, losses, and declines in value determined to be other than temporary are included in the Company’s condensed consolidated statements of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the condensed consolidated statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Business Combinations

The Company accounts for business combinations under ASC Topic 805, Business Combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition.

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. These valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer relationships and developed technology, royalty rates, and discount rates. The Company records the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are included as of and subsequent to the acquisition date.

If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, the Company reports provisional amounts in the condensed consolidated financial statements. During the measurement period, the provisional amounts recognized at the acquisition date will be adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and the Company records those adjustments in the condensed consolidated financial statements.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired in addition to liabilities assumed arising from the acquisition of fSight. Initially the Company measures goodwill based upon the value of the consideration paid plus or minus net assets assumed. The goodwill arising from the Company's acquisition is attributable to the value of the potential expanded market opportunity with new customers.

Intangible assets have either an identifiable or indefinite useful life. Intangible assets are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company's amortizable intangible assets consist primarily of patents, trade names, developed technology, and customer relationships. The useful life of these intangible assets ranges from 3 to 10 years.

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company will perform an annual impairment assessment for goodwill and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount.

Common Stock Warrants

In connection with the Business Combination, the Company assumed 5,750,000 warrants originally issued as part of ROCG’s units in ROCG’s initial public offering (the “Public Warrants”) and 18,750 warrants issued to the initial stockholders of ROCG in a private placement in connection with ROCG’s initial public offering (the “Private Warrants” and, together with the Public Warrants, the “Warrants”), which, in each case, entitle the holder to purchase one share of the Company's common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $11.50 per share. The Warrants become exercisable 30 days after the closing of the Business Combination and upon the filing of an effective registration statement with the SEC. If an effective registration statement is not filed within 120 days, the warrants shall become exercisable on a cashless basis. The Warrants will expire five years from the closing of the Business Combination. Except with respect to certain registration rights and transfer restrictions, the Private Warrants are identical to the Public Warrants. The Company has analyzed the Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. During the three and six months ended June 30, 2023, there were no exercises of the Warrants.

Convertible Debt

The Company analyzes its convertible debt instruments for embedded attributes that may require bifurcation from the host and accounted for as derivatives. At the inception of each instrument and at each reporting date, the Company performs an analysis of the embedded features requiring bifurcation and may elect, if eligible, to account for the entire debt instrument at fair value. If the fair value option were to be elected, any changes in fair value would be recognized in the accompanying statements of operations until the instrument is settled. For the convertible promissory notes, the Company performed a reassessment of embedded features requiring bifurcation upon the Business Combination and concluded that the convertible promissory notes include conversion options that require bifurcation.

Derivative Instruments

The convertible promissory notes contain conversion options that are derivative instruments. The conversion options meet the requirements for separate accounting and are accounted for as a derivative liability. The derivative instrument is recorded at fair value upon recognition and are subject to remeasurement to fair value at each balance sheet date, with any changes in estimated fair value recognized in the accompanying consolidated statements of operations and comprehensive loss. Please refer to Note 9 “Long-term Debt” for additional details regarding the derivative instrument.

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022. The Company adopted the guidance using the modified retrospective approach as of January 1, 2023, which resulted in no cumulative effect adjustment to accumulated deficit and did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The standard is effective for the Company for reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted annual reporting the guidance using the modified retrospective approach to apply the standard as of January 1, 2022, with no retrospective adjustments to prior periods on the Company’s annual consolidated financial statements and related notes thereto for the year ended December 31, 2022. As permitted under the new guidance, the Company elected the package of practical expedients, which allowed the Company to retain prior conclusions regarding lease identification, classification and initial direct costs. For the Company’s lease agreements with lease and non-lease components, the Company elected the practical expedient to account for these as a single lease component for all underlying classes of assets. Additionally, for short-term leases with an initial lease term of 12 months or less and with purchase options the Company is not reasonably certain will be exercised, the Company elected to not record ROU assets or corresponding lease liabilities on the Company’s consolidated balance sheet. See Note 13, “Leases” for additional information on the Company's leases following the adoption of this standard.

In August 2020, the FASB issued ASU Update No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06) (“ASU 2020-06”). The goal of the ASU 2020-06 is to simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities may adopt the guidance through either a modified retrospective method or full retrospective method. The Company adopted ASU 2020-06 on January 1, 2023, and determined the impact upon adoption to the consolidated financial statements is immaterial.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes specific exceptions to the general principles in ASC Topic 740, “Accounting for Income Taxes” (“Topic 740”) and simplifies certain GAAP requirements. ASU 2019-12 is effective for non-public business entities' interim periods within those fiscal years, beginning after December 15, 2022. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company adopted ASU 2019-12 on January 1, 2022, and determined the impact upon adoption to the consolidated financial statements is immaterial.

3.
Merger with Roth CH Acquisition IV Co.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, ROCG was treated as the “acquired” company and Legacy Tigo was considered the “acquirer” for financial reporting purposes. This determination was primarily based on Legacy Tigo stockholders comprising a majority of the voting power of the Company, Legacy Tigo’s senior management comprising substantially all of the senior management of the Company, Legacy Tigo’s relative size compared to ROCG, and Legacy Tigo’s operations prior to the acquisition comprising the only ongoing operations of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy Tigo with the Business Combination being treated as the equivalent of Legacy Tigo issuing stock for the net assets of ROCG, accompanied by a recapitalization. The net assets of ROCG are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy Tigo. All periods prior to the Business Combination have been retrospectively adjusted using the exchange ratio established in the Business Combination of 0.233335 (the “Exchange Ratio”) to affect the reverse recapitalization.

As part of the reverse recapitalization, Legacy Tigo acquired $2.2 million of cash, $0.6 million of prepaid expenses and insurance and assumed $3,400 of accrued expenses and $61,000 of income tax payable. The Company incurred $6.1 million in transaction costs relating to the Business Combination, which were charged directly to additional paid in capital to the extent of cash received. Transaction costs in excess of cash acquired of $3.9 million were charged to general and administrative expenses.

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Immediately prior to the closing of the Business Combination:

•
all shares of Legacy Tigo’s outstanding Series E, Series D, Series C-1, Series C, Series B-4, Series B-3, Series B-2, Series B-1, Series A-4, Series A-3, Series A-2, and Series A-1 convertible preferred stock were converted into an equivalent number of shares of Legacy Tigo common stock on a one-to-one basis and additional shares of Legacy Tigo common stock were issued to settle the accumulated dividend to the Series E and Series D convertible preferred stockholders of $12.6 million;
•
all common warrants net of exercise were converted into an equivalent number of shares of Legacy Tigo common stock on a one-to-one basis; and
•
all preferred warrants net of exercise were converted into an equivalent number of shares of Legacy Tigo preferred stock on a one-to-one basis, and subsequently converted into an equivalent number of shares of Legacy Tigo common stock on a one-to-one basis.

At the effective time of the Business Combination, each share of Legacy Tigo common stock issued and outstanding immediately prior to the closing (including the shares of Legacy Tigo common stock issued in connection with the foregoing) were canceled and converted into the right to receive a pro rata portion of the merger consideration based on the Exchange Ratio.

Immediately following the Business Combination, there were 58,144,543 shares of Common Stock issued and outstanding, options to purchase an aggregate of 4,358,301 shares of Common Stock and 5,768,750 warrants outstanding to purchase shares of Common Stock.

4.
Acquisition of Foresight Energy, Ltd.

On January 25, 2023 (“Acquisition Closing Date”), Legacy Tigo acquired 100% of the equity interests of fSight. The results of fSight’s operations have been included in the condensed consolidated financial statements since the Acquisition Closing Date. fSight primarily focuses on developing and marketing a software as a service platform, based on artificial intelligence for the smart management of electrical energy. The acquisition expands the Company’s ability to leverage energy consumption and production data for solar energy producers, adding a prediction platform that provides actionable system performance data, from the grid down to the module level.

Under the terms of the purchase agreement, total consideration amounted to $13.1 million which consisted of 5,598,751 shares of Legacy Tigo's common stock issued at closing with a fair value of approximately $11.0 million, 172,022 shares of Legacy Tigo's common stock with a fair value of approximately $1.4 million to be issued 12 months from closing and 86,011 shares of Legacy Tigo's common stock with a fair value of approximately $0.7 million to be issued 18 months from closing (collectively with the shares to be issued at 12 months “Contingent Shares”). In addition to the consideration in the purchase agreement, there is an additional $0.5 million in consideration related to a loan that the Company issued to fSight prior to the Acquisition Closing Date, for a total consideration transferred of $13.7 million. The loan payable was deemed settled immediately following the Acquisition Closing Date.

The contingent shares were recorded as a liability at a fair value of approximately $2.1 million on the Acquisition Closing Date based on the fair value of Legacy Tigo's common stock at the Acquisition Closing Date. The current portion of the contingent shares liability is recorded in accrued expenses and other current liabilities and the non-current portion of the contingent shares liability is recorded in other long-term liabilities financial statement line items within the condensed consolidated balance sheet. At June 30, 2023, the liability was revalued to $4.8 million based upon Legacy Tigo's common stock fair value per share on June 30, 2023. The current portion of the contingent shares liability and non-current portion of the contingent shares liability were fair valued at $3.2 million and $1.6 million, respectively, as of June 30, 2023. The $2.2 million and $2.4 million mark to market expense was recorded in the change in fair value of preferred stock warrant and contingent share liability financial statement line item within the condensed consolidated statement of operation and comprehensive loss for the three and six months ended June 30, 2023, respectively.

The transaction was accounted for as a business combination pursuant to ASC Topic 805, Business Combinations, using the acquisition method of accounting and in conjunction with the acquisition, Legacy Tigo recognized $47,000 and $0.2 million of acquisition-related costs during the three and six months ended June 30, 2023, which were expensed as incurred and are recorded in general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)	At January 25, 2023
Consideration transferred (1):
Fair value of common stock issued	$10,974
Fair value of contingent shares	2,167
Deemed settlement of loan payable	527
Total consideration	$13,668

Assets Acquired
Cash and cash equivalents	$55
Accounts receivable	117
Property and equipment	9
Developed technology	1,820
Customer relationships	170
Goodwill	13,079
Total assets acquired	$15,250
Liabilities Assumed
Accounts payable	$418
Accrued expenses	294
Other current liabilities	89
Other long-term liabilities	781
Net assets acquired	$13,668
(1)
The reported provisional amounts presented above have been updated from the Company's S-1 filed with the SEC on June 22, 2023. The Company recorded an out of period adjustment related to the adjustment of the provisional fair market value of the Legacy Tigo common stock that was used to develop the calculation of the purchase price consideration. The Company does not believe that the adjustment had a material impact on its condensed consolidated statements of operations and comprehensive loss, condensed consolidated balance sheets, or condensed consolidated statements of cash flows in any periods previously reported.

The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of January 25, 2023, and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimates that are not yet finalized include certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. Accounts receivable and property and equipment acquired were not material in size or scope, and the carrying amounts of these assets represented their fair value. The identifiable intangible assets consist of developed technology and customer relationships which were assigned fair values of approximately $1.8 million and $0.2 million, respectively. The developed technology and customer relationships are all being amortized on a straight-line basis over 10 years.

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired in addition to liabilities assumed arising from the business combination. The Company believes the goodwill related to the acquisition was attributable to the expected synergies, value of the assembled workforce, and the collective experience of the management team with regards to its operations, customers, and industry. As a non-taxable stock acquisition, the value attributable to the acquired intangibles and goodwill are not tax deductible.

Supplemental Pro Forma Information (Unaudited)

The following table presents supplemental pro-forma information for the three and six months ended June 30, 2023, and 2022 as if the merger with fSight had occurred on January 1, 2022. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net revenues	$68,894	$17,694	$118,952	$27,700
Net loss	$(22,322)	$(348)	$(15,412)	$(6,576)

Supplemental Information of Operating Results

For the three months ended June 30, 2023, the Company’s condensed consolidated statement of operations included net revenues of $0.2 million and a net loss of $0.3 million attributable to fSight. For the six months ended June 30, 2023, the Company’s condensed consolidated statement of operations included net revenues of $0.2 million and a net loss of $0.6 million attributable to fSight.

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.
Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period, without consideration for potential dilutive shares of common stock. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities, which include convertible preferred stock.

Under the two-class method, net loss is adjusted by the difference between the fair value of consideration transferred and the carrying amount of convertible preferred stock during periods where the Company redeems its convertible preferred stock. The remaining earnings (undistributed earnings) are allocated to common stock and each series of convertible preferred stock to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share since dilutive shares are not assumed to have been issued if their effect is antidilutive. Therefore, the weighted-average shares used to calculate both basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	As of June 30,
	2023	2022
Convertible preferred stock	—	42,810,491
Convertible preferred stock warrants	—	276,641
Common stock warrants	5,768,750	1,915,372
Stock options	4,649,864	4,608,671
Shares related to convertible note	5,454,545	—
	10,418,614	49,611,175

6.
Fair Value of Financial Instruments

Fair Value Measurements

The Company measures its financial assets and liabilities at fair value on a recurring basis using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Authoritative guidance establishes three levels of the fair value hierarchy as follows:

Level 1:	Quoted market prices in active markets for identical assets or liabilities;
Level 2:

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3:	Fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)(1)
June 30, 2023
Assets:
Cash equivalents:
Money market accounts	$2,022	$—	$—
Marketable securities:
Corporate bonds	$—	$20,259	$—
U.S. agency securities	$—	$29,985	$—
Liabilities:
Contingent shares liability from fSight acquisition	$4,787	$—	$—
Convertible note derivative liability	$—	$—	$61,776
December 31, 2022
Liabilities:
Preferred stock warrant liability	$—	$—	$1,507

(1)
The Company utilized the Black-Scholes options pricing model to fair value the preferred stock warrant liability.

The following is a summary of the changes in fair value of the Company’s marketable securities as of June 30, 2023:

(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$15,889	$—	$(75)	$15,814
U.S. agency securities	28,128	—	$(33)	28,095
Total	44,017	—	(108)	43,909
Long-term assets
Corporate bonds	4,505	—	(60)	4,445
U.S. agency securities	1,903	—	(13)	1,890
Total	6,408	—	(73)	6,335

Total available-for-sale marketable securities	$50,425	$—	$(181)	$50,244

As of June 30, 2023, available-for-sale securities consisted of investments that mature within approximately one to two years.

The fair value of the preferred stock warrants was calculated using the Black-Scholes option pricing model and is revalued to fair value at the end of each reporting period until the earlier of the exercise or expiration of the preferred stock warrants. As a part of the Business Combination, Legacy Tigo preferred stock warrants were converted into the Legacy Tigo common stock at the conversion rate in effect immediately prior to the consummation of the Business Combination. Please see Note 3, “Merger with Roth CH Acquisition IV Co.” for additional information. The fair value of the warrant liabilities was estimated using the Black-Scholes option pricing model using the following assumptions:

	May 23, 2023 (Merger Date)	As of December 31, 2022
Expected volatility	68% - 70%	70% - 76%
Risk-free interest rate	4.10% - 4.28%	4.22% - 4.34%
Expected term (in years)	2.0 - 2.6	2.4 - 3.0
Expected dividend yield	—	—
Fair value of Series C convertible preferred stock	$1.89	$1.82

The table presented below is a summary of the changes in fair value of the Company’s preferred stock warrant liability which was exercised immediately prior to the Business Combination into Legacy Tigo preferred stock and subsequently converted into Legacy

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Tigo common stock. Upon the consummation of the Business Combination, such shares of Legacy Tigo common stock were converted to shares of Common Stock. Please see Note 3, “Merger with ROTH CH Acquisition IV Co.” for additional information.

(in thousands)	Fair value of preferred stock warrant liability
Balance at January 1, 2022	$487
Change in fair value	1,020
Balance at December 31, 2022	1,507
Change in fair value	501
Exercise of warrants	(2,008)
Balance at June 30, 2023	$—

The table presented below is a summary of the changes in fair value of the Company’s Level 3 financial instruments. The contingent shares from the fSight Acquisition (Note 4) were initially classified as a Level 3 measurement and upon the Merger were transferred out of Level 3 into Level 1, as they are now valued on the observable stock price of the Company. In addition, the Company bifurcated the conversion options associated with the convertible promissory notes and separately account for them as a derivative liability.

(in thousands)	Fair value of contingent shares from fSight acquisition	Fair value of derivative liability
Balance at December 31, 2022	$—	$—
Fair value at inception	2,167	23,525
Change in fair value	29	38,251
Transfer out of level 3	(2,196)	—
Balance at June 30, 2023	$—	$61,776

The fair value of the convertible note derivative liability was estimated using the Black-Scholes option pricing model using the following assumptions:

As of June 30, 2023
Expected volatility	60.8%
Risk-free interest rate	4.54%
Expected term (in years)	2.5
Expected dividend yield	—

During the three and six months ended June 30, 2022, there were no transfers between Level 1, Level 2 and Level 3.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of June 30, 2023, the fair value and carrying value of the Company’s Convertible Promissory Note (Note 9) was $58.1 million and $27.1 million, respectively. As of December 31, 2022, the fair value and carrying value of the Company’s Series 2022-1 Notes was $21.0 million and $20.6 million, respectively. The estimated fair value for the Company’s Convertible Promissory Note and Series 2022-1 Notes was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

7.
Revenue Recognition

Geographic Revenues

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes revenue by major geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
EMEA	$55,096	$11,440	$95,355	$16,862
Americas	11,167	5,309	18,199	9,136
APAC	2,563	890	5,330	1,560
Total revenue, net	68,826	17,639	118,884	27,558

Deferred Revenue

Deferred revenue or contract liabilities consists of payments received from customers in advance of revenue recognition for the Company’s products and service. The current portion of deferred revenue represents the unearned revenue that will be earned within 12 months of the balance sheet date. Correspondingly, noncurrent deferred revenue represents the unearned revenue that will be earned after 12 months from the balance sheet date.

The following table summarizes the changes in deferred revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at the beginning of the period	$1,608	$851	$1,122	$451
Deferral of revenue	10,971	4,731	23,169	6,798
Recognition of unearned revenue	(11,956)	(4,480)	(23,668)	(6,147)
Balance at the end of the period	623	1,102	623	1,102

As of June 30, 2023, the Company expects to recognize $0.6 million from remaining performance obligations over a weighted average term of 2.7 years.

The Company recognized approximately $0.2 million and $0.9 million in revenue that was included in the beginning contract liabilities balance during the three and six months ended June 30, 2023, respectively. The Company recognized approximately $0.1 million and $0.2 million in revenue that was included in the beginning contract liabilities balance during the three and six months ended June 30, 2022, respectively.

Product Warranty

The Company estimates the cost of its warranty obligations based on several key estimates: the warranty period (which vary from 5 to 25 years depending on the product), its historical experience of known product failure rates, use of materials to repair or replace defective products and parts, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the actual experience relative to these factors differ from the estimates, the Company may be required to record additional warranty reserves.

The following table summarizes the changes in product warranty liability:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at the beginning of the period	$4,626	$3,428	$4,351	$3,393
Provision for warranty	979	257	1,351	308
Sales returns	(112)	(23)	(209)	(39)
Balance at the end of the period	5,493	3,662	5,493	3,662

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.
Selected Financial Data

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventories:	June 30, 2023	December 31, 2022
Raw materials	$554	$1,869
Work in process	—	31
Finished goods	50,773	23,293
Inventory reserve	(688)	(278)
Inventory, net	$50,639	$24,915

Property and equipment, net	Estimated Useful Life	June 30, 2023	December 31, 2022
Machinery and equipment	7 years	$5,279	$3,881
Vehicles	5 years	31	31
Computer software	5 years	192	185
Computer equipment	5 years	565	526
Furniture and fixtures	5 years	187	179
Leasehold improvements	3 - 6 years	121	42
Construction in progress		66	—
		6,441	4,844
Less: Accumulated depreciation		3,604	3,192
Property and equipment, net		$2,837	$1,652

For the three months ended June 30, 2023, and 2022 the Company recorded depreciation expense of $0.2 million and $0.1 million, respectively, in the condensed consolidated statements of operations. For the six months ended June 30, 2023, and 2022 the Company recorded depreciation expense of $0.4 million and $0.2 million, respectively, in the condensed consolidated statements of operations.

Accrued expenses and other current liabilities	June 30, 2023	December 31, 2022
Accrued vacation	$931	$829
Accrued compensation	2,192	624
Accrued interest	1,194	9
Accrued professional fees	875	2,502
Accrued warehouse and freight	218	143
Accrued other	1,489	275
Other current liabilities(1)	3,433	—
Accrued expenses and other current liabilities	$10,332	$4,382

(1)
Other current liabilities of $3.4 million for the period ended June 30, 2023, is primarily related to the current portion of the contingent shares liability related to the acquisition of fSight in Q1 2023. See Note 4 for additional information.
9.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Convertible Promissory Note	$50,000	$—
Series 2022-1 Notes	—	20,833
Total	50,000	20,833
Less: unamortized debt discount and issuance costs	(22,916)	(191)
Less: current portion	—	(10,000)
Long-term debt, net of unamortized debt discount and current portion	$27,084	$10,642

Convertible Promissory Notes

On January 9, 2023, the Company entered into a convertible promissory note purchase agreement (“Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l in exchange for cash of $50.0 million (“Convertible Promissory Notes”). Outstanding

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

borrowings under the Convertible Promissory Notes bear interest at a rate of 5.0% per year. The principal amount is due at the maturity date of January 9, 2026 and interest is payable semiannually beginning July 2023. As of June 30, 2023, there was $1.2 million of accrued interest in the condensed consolidated balance sheet.

Under the terms of the Note Purchase Agreement, the Convertible Promissory Note may be converted at the option of the note holder into the Company’s common stock or an equivalent equity instrument resulting from a public company event. The conversion price is based on a pre-money valuation divided by the aggregate number of the Company’s outstanding shares at the issuance date and adjusted for any cash dividends paid on the Company's capital stock. The conversion price and number of conversion shares are subject to standard anti-dilution adjustments. Upon a change of control event the note holder may (i) convert the Convertible Promissory Note immediately prior to the event into the Company’s common stock at a conversion price equal to the lesser of the Convertible Promissory Note’s original conversion price or the price per share of the Company’s common stock implied by the change of control event transaction agreement or (ii) require the redemption of the Convertible Promissory Note in cash, including the payment of a make-whole amount of all unpaid interest that would have otherwise been payable had the Convertible Promissory Note remained outstanding through the maturity date. In addition, the note holder may accelerate the repayment of the Convertible Promissory Note upon an event of default and the maturity will automatically be accelerated in the event of the Company’s insolvency or bankruptcy.

As a result of the Business Combination, the conversion options were bifurcated and accounted for as derivatives. Upon recognition, the Company recorded the conversion options at fair value and associated debt discount of $23.5 million.

Future aggregate principal maturities of long-term debt are as follows as of June 30, 2023 (in thousands):

Remainder of 2023	$—
2024	—
2025	—
2026	50,000
Thereafter	—
$50,000

Series 2022-1 Notes

In January 2023, concurrently with the Convertible Promissory Note transaction, the Company repaid the Series 2022-1 Notes in full with the proceeds from the Convertible Promissory Note and wrote off $0.2 million of unamortized debt issuance costs related to the previously outstanding Series 2022-1 Notes, which are included in loss on debt extinguishment on the condensed consolidated statements of operations and comprehensive loss.

Senior Bonds

In January 2022, concurrently with the Series 2022-1 Notes transaction, the Company repaid the Senior Bonds in full with the proceeds from the Series 2022-1 Notes and wrote off $0.5 million of unamortized debt issuance costs related to the previously outstanding Senior Bonds and $3.1 million of expenses related to lender fees on the Series 2022-1 Notes, which are included in loss on debt extinguishment on the condensed consolidated statements of operations and comprehensive loss.

Net debt issuance costs are presented as a direct reduction of the Company’s long-term debt in the condensed consolidated balance sheets and amount to $22.9 million and $0.2 million as of June 30, 2023, and December 31, 2022, respectively. During the three months ended June 30, 2023, and 2022, the Company recorded amortization of $1.0 and $0.1 million, respectively, to interest expense pertaining to debt issuance costs. During the six months ended June 30, 2023, and 2022, the Company recorded amortization of $1.0 million and $0.2 million, respectively, to interest expense pertaining to debt issuance costs.

10.
Commitments and Contingencies

Employment Agreements

The Company entered into employment agreements with key personnel providing compensation and severance in certain circumstances, as defined in the respective employment agreements.

Legal

In the normal course of business, the Company may receive inquiries or become involved in legal disputes that are not covered by insurance. While the Company intends to vigorously defend itself with respect to such disputes, any potential outcomes resulting from such claims would be inherently difficult to quantify.

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Indemnification Agreements

From time to time, in its normal course of business, the Company may indemnify other parties with which it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. In addition, we believe the likelihood is remote that payments under any indemnification agreements described above will have a material effect on the Company's consolidated financial statements.

The Company has also indemnified its Directors and Executive Officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a Director or executive officer.

The Company believes the estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for any potential obligations at June 30, 2023.

11.
Common Stock and Convertible Preferred Stock

Common Stock

The Company is authorized to issue 150,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

In connection with the Business Combination, the Company issued 1,700,498 shares of Common Stock to former stockholders of ROCG and 118,021 shares of Common Stock to Roth Capital Partners, LLC.

Common Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance, on an as-if converted basis, were as follows:

As of June 30, 2023
Stock options issued and outstanding	4,648,406
Common stock warrants outstanding	5,768,750
Shares available for potential conversion of L1 Convertible Note	5,454,545
Shares available for fSight Contingent Shares	258,033
Shares available for grant under 2023 Equity Incentive Plan	6,460,709
22,590,443

Common Stock Warrants

Legacy Tigo had outstanding warrants to purchase 1,915,372 shares of Legacy Tigo common stock (“Legacy Warrants”), which (prior to the consummation of the Business Combination) represented rights to purchase Legacy Tigo common stock. During the three and six months ended June 30, 2023, 1,915,372 Legacy Warrants were net exercised resulting in the issuance of 1,491,229 shares of Common Stock. As of June 30, 2023, there were no Legacy Warrants outstanding.

In connection with the Business Combination, the Company assumed 5,750,000 Public Warrants and 18,750 Private Warrants, which, in each case, entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. During the three and six months ended June 30, 2023, there were no exercises of the Warrants. The Warrants become exercisable 30 days after the completion of the Business Combination and upon the filing of an effective registration statement with the SEC, which had not occurred as of June 30, 2023. If an effective registration statement is not filed within 120 days following the Business Combination, the Warrants shall become exercisable on a cashless basis. The Warrants will expire five years from the date of closing of the Business Combination. Except with respect to certain registration rights and transfer restrictions, the Private Warrants are identical to the Public Warrants. The Company has analyzed the Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480.

Convertible Preferred Stock

In connection with the Business Combination, as discussed in Note 3, the Company issued 47,918,992 shares of Common Stock to holders of convertible preferred stock of Legacy Tigo. No convertible preferred securities were outstanding as of June 30, 2023. Prior to the Business Combination, Legacy Tigo's convertible preferred stock was classified outside of stockholders’ deficit because the shares

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

contained deemed liquidation rights that were contingent redemption features not solely within the control of Legacy Tigo. As a result, all of Legacy Tigo's convertible preferred stock was classified as mezzanine equity.

During the six months ended June 30, 2022, Legacy Tigo sold an aggregate of 4,175,321 shares of its Series E convertible preferred stock (“Series E”) in exchange for gross proceeds of $21.8 million. Legacy Tigo incurred $0.1 million in issuance costs for the Series E sale.

At December 31, 2022, convertible preferred stock consisted of the following. The Company has retroactively adjusted the shares issued and outstanding to reflect the exchange ratio of 0.233335 as described in Note 3.

(in thousands, except for share data)	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference
Series E	8,601,120	7,832,394	$40,770	$45,371
Series D	11,513,253	11,513,253	22,192	29,831
Series C-1	9,020,682	9,020,682	2,180	18,000
Series C	6,318,524	6,070,151	11,647	13,442
Series B-4	7,172,501	7,172,501	7,582	11,199
Series B-3	1,546,441	1,546,441	862	2,620
Series B-2	174,208	174,208	105	340
Series B-1	1,863,215	1,863,215	611	2,918
Series A-4	570,976	570,976	661	4,182
Series A-3	466,245	466,245	260	1,604
Series A-2	149,281	149,281	160	1,021
Series A-1	88,216	88,216	110	679
	47,484,663	46,467,565	$87,140	$131,207

Convertible Preferred Stock Warrants

Warrants to purchase a total of 1,064,446 shares of Series C convertible preferred stock of Legacy Tigo were initially recognized as a liability and recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date. As part of the Business Combination, Legacy Tigo convertible preferred stock was remeasured immediately before the Merger date, and was subsequently converted into Legacy Tigo common stock pursuant to the conversion rate in effect immediately prior to the consummation of the Business Combination and all related Legacy Tigo convertible preferred stock warrants were converted into warrants exercisable for shares of Common Stock with terms consistent with the Legacy Tigo convertible preferred stock warrants except for the number of shares exercisable and the exercise price, each of which was adjusted using the Exchange Ratio. In connection with the Business Combination, as discussed in Note 3, all outstanding Series C convertible preferred stock warrants were exercised resulting in the net issuance of 828,733 shares of convertible preferred stock which were immediately converted into Common Stock in connection with the recapitalization. As of June 30, 2023, there were no convertible preferred stock warrants outstanding.

12.
Stock-Based Compensation

The Company adopted the 2008 Stock Plan (“2008 Plan”) under which it may issue stock options to purchase shares of common stock, and award restricted stock and stock appreciation rights to employees, Directors and consultants. The 2008 Plan expired in March 2018 and all award issuance therefore ceased. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. Through June 30, 2023, there have been no exercises of common stock options prior to the vesting of such options. Options outstanding under the 2008 Plan will remain outstanding until they are exercised, canceled or expire.

In May 2018, the Company adopted the 2018 Stock Plan (“2018 Plan”) under which the Company may issue stock options to purchase shares of common stock, and award restricted stock and stock appreciation rights to employees, Directors and consultants.

Under the 2018 Plan, the Board of Directors may grant incentive stock options or nonqualified stock options. Incentive stock options may only be granted to Company employees. The 2018 Plan expired in May 2023 and all award issuance therefore ceased. The exercise price of incentive stock options and non-qualified stock options cannot be less than 100% of the fair value per share of the Company’s common stock on the grant date. If an individual owns more than 10% of the Company’s outstanding capital stock, the price of each share incentive stock option will be at least 110% of the fair value. Fair value is determined by the Board of Directors. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. Options outstanding under the 2018 Plan will remain outstanding until they are exercised, canceled or expire. Through June 30, 2023, there have been 1,458 exercises of common stock options prior to the vesting of such options.

In May 2023, the Company adopted the 2023 Equity Incentive Plan ("2023 Plan") under which the Company may issue stock options to purchase shares of common stock, award restricted stock, restricted stock units, dividend equivalents, stock appreciation rights, and other stock-based or cash-based awards to employees, Directors and consultants.

Through June 30, 2023, the Company has granted 298,013 options to purchase shares of common stock under the 2023 plan. The options generally vest over a four-year period following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter. Through June 30, 2023, none of the options under the 2023 plan have vested and there have been no exercises of any options.

Collectively, the 2008 Stock Plan, 2018 Stock Plan and the 2023 Equity Incentive Plan are referred to as “the Plans”. The Company has reserved 6,460,709 shares of common stock for future issuance under the Plans.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$63	$6	$112	$12
Sales and marketing	273	5	446	9
Cost of sales	31	3	54	5
General and administrative	129	12	251	26
Total stock-based compensation	$496	$26	$863	$52

Stock Options

The following table summarizes stock option activity for the Plans for the six months ended June 30, 2023:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000's)
Outstanding at December 31, 2022	4,269,402	$1.08	6.07	$38,929
Granted	617,009	$9.18
Exercised	(151,338)	$0.62
Cancelled	(86,667)	$1.84
Outstanding at June 30, 2023	4,648,406	$2.16	5.93	$76,195
Exercisable at June 30, 2023	2,746,023	$0.67	3.96	$49,087
Vested and expected to vest at June 30, 2023	4,649,864	$2.16	5.93

The shares of the Company’s stock options prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.233335 established in the Business Combination as described in Note 3.

As of June 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $6.5 million, which the Company expects to recognize over a weighted-average period of 3.2 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options was determined using the methods and assumptions discussed below.

•
The expected term of employee options with service-based vesting is determined using the “simplified” method, as prescribed in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 107, whereby the

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company's lack of sufficient historical data. The expected term of non-employee options is equal to the contractual term.
•
The expected volatility is based on historical volatilities of similar entities within the Company's industry which were commensurate with the expected term assumption as described in SAB No. 107.
•
The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
•
The expected dividend yield is 0% because the Company has not historically paid and does not expect for the foreseeable future to pay a dividend on its common stock.
•
As the Company's common stock has not historically been publicly traded, its Board of Directors periodically estimated the fair value of the Company's common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	June 30, 2023	June 30, 2022
Expected volatility	69.1%	54.6%
Risk-free interest rate	3.8%	3.1%
Expected term (in years)	6.0	7.8
Expected dividend yield	—%	—%

13.
Leases

As a lessee, the Company currently leases office space and vehicles in the United States, Italy, Israel, China, and Thailand. All of the Company leases are classified as operating leases. The Company has no leases classified as finance or sales-type leases. For leases with terms greater than 12 months, the Company records the related assets and obligation at the present value of lease payments over the term. Many of its leases include rental escalation clauses, renewal options and/or termination options that are factored into the Company’s determination of lease payments.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The majority of the Company’s leases have remaining lease terms of one to seven years, some of which include options to extend the leases for up to eight years, and some of which include options to terminate the leases within one year.

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2023	2023
Operating lease costs	$283	$477
Variable lease costs	73	135
Total lease cost	$356	$612

Other information related to leases was as follows:

Six Months Ended June 30,
Supplemental Cash Flows Information (in thousands)	2023
Cash paid for amounts included in the measurement of lease liabilities	$399

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	3.2	2.7
Weighted average discount rate	5.1%	5.4%

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future maturities of lease liabilities were as follows as of June 30, 2023:

(in thousands)	Operating Leases
Remainder of 2023	$638
2024	1,247
2025	492
2026	355
2027	341
Thereafter	125
Total future minimum lease payments	$3,198
Less: imputed interest	259
Present value of lease liabilities	$2,939

14.
Goodwill and Intangible Assets

As of June 30, 2023, the Company had a goodwill balance of $13.1 million. The goodwill balance is primarily related to the acquisition of fSight, refer to "Note 4" for further information.

The Company's intangible assets by major asset class are as follows:

	June 30, 2023
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(30)	$420
Customer relationships	10.0	170	(7)	163
Developed technology	10.0	1,820	(76)	1,744
Total intangible assets		$2,440	$(113)	$2,327

As of December 31, 2022, the Company did not have any intangible assets.

The Company recognized amortization expense related to intangible assets of $67,000 for the three months ended June 30, 2023, and none for the three months ended June 30, 2022. The Company recognized amortization expense related to acquired intangible assets of $0.1 million for the six months ended June 30, 2023, and none for the six months ended June 30, 2022. Amortization expense is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Amortization expense related to intangible assets at June 30, 2023 in each of the next five years and beyond is expected to be incurred as follows (in thousands):

(in thousands)
Remainder of 2023	$137
2024	270
2025	270
2026	270
2027	262
Thereafter	1,118
$2,327

15.
Income Taxes

For the three and six months ended June 30, 2023, the Company recorded a tax benefit and valuation allowance release of $11.1 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Additionally, the Company estimates that it will release $7.1 million of valuation allowance through the 2023 annual effective tax rate. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, management determined there is sufficient positive evidence that it is more likely than not that the Company's United States net deferred tax assets other than California state deferred tax assets is realizable.

Tigo Energy, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Income tax benefit was $10.9 million for the three months and six months ended June 30, 2023. The Company did not have income tax expense or income tax benefit for the three or six months ended June 30, 2022.

The effective tax rates for the three months ended June 30, 2023 and 2022 were 32.8% and 0%, respectively. The effective tax rates for the six months ended June 30, 2023 and 2022 were 41.5% and 0%, respectively. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and six months ended June 30, 2023, was the discrete tax benefit of releasing valuation allowance against U.S. deferred tax assets. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate of 0% for the three and six months ended June 30, 2022, was the valuation allowance which offset the tax benefit of book losses.

As of June 30, 2023, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2013.

16.
Related Party Transactions

Series C-1 Convertible Preferred Stock

The Series C-1 convertible preferred stock (Note 8) was issued to certain existing stockholders.

Note Receivable from Related Parties and Related Party Payable

As of June 30, 2022, there was $0.1 million of full recourse promissory notes from the Company’s Chief Executive Officer and former Directors. The full recourse promissory notes were forgiven in December 2022.

17.
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

On August 9, 2023, the Company announced the redemption of all of its outstanding public warrants and private warrants to purchase shares of Common Stock that were issued under the Warrant Agreement, dated as of August 5, 2021, by and among the Company and Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in the Company’s initial public offering, at a redemption price of $0.01 per Warrant for those Warrants that remain outstanding following 5:00 p.m. New York City time on September 8, 2023. Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per Warrant exercised, payable in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements of ROCG as of and for the years ended December 31, 2022 and 2021 and the related notes thereto contained on pages F-3 through F-24 of the Proxy Statement/Prospectus filed with the SEC on April 26, 2023, and for Legacy Tigo as of and for the years ended December 31, 2022 and 2021 and the related notes thereto contained on pages F-26 through F-53 of the Proxy Statement/Prospectus filed with the SEC on April 26, 2023. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “the Company” or other similar terms refer to the business and operations of Tigo Energy, Inc. and its subsidiaries prior to the Business Combination (“Legacy Tigo”) and Tigo Energy Inc. following the consummation of the Business Combination. References to “ROCG” refer to Roth CH Acquisition IV Co. prior to the consummation of the Business Combination.

Overview

The Company believes it is a worldwide leader in the development and manufacturing of smart hardware and software solutions that enhance safety, increase energy yield, and lower operating costs of residential, commercial, and utility-scale solar systems. The Company's mission is to deliver products and solutions that are flexible and dependable, increase the energy generation of solar systems and lower operating costs. The Company expects to attract new customers and gain market share by expanding sales of the Company's Module Level Power Electronics (“MLPE”) and Energy Intelligence solution (“EI Solution”).

The Company has served the solar energy industry with advanced power and electronics, including the manufacturing and development of the Company's MLPE since inception in 2007 and the Company introduced its EI Solution in 2021. The Company combines Flex MLPE and solar optimizer technology with intelligent, cloud-based software capabilities for advanced energy monitoring and control.

The Company has historically focused on MLPE products, which are devices that attach to solar modules and can provide a number of features including improved safety and energy production. The Company's optimizers are designed to be highly flexible solutions that work with thousands of permutations of inverters and modules, providing the installer with significant choice when designing a system for the consumer. The Company began offering EI solution to residential customers in the U.S. in September 2021 and to select customers in Europe in November 2022. The Company's products power everything from single-digit kilowatt residential systems to commercial, industrial, and utility systems, scaling to hundreds of megawatts on rooftop, ground-mounted, and floating applications.

The Company primarily offers products and services through distributors and solar installers. The Company has a worldwide footprint and has product installations in over 100 countries and on all seven continents.

Recent Developments

Acquisition of Foresight Energy Ltd.

On January 25, 2023 (“Acquisition Closing Date”), Legacy Tigo completed the acquisition of 100% of the equity interests of Foresight Energy Ltd. (“fSight”). Total consideration paid for the acquisition was approximately $13.7 million, which consisted of 5.6 million shares of Legacy Tigo’s common stock issued at the Acquisition Closing Date, 0.2 million shares of Legacy Tigo’s common stock to be issued 12 months from the Acquisition Closing Date and 0.1 million shares of Legacy Tigo’s common stock to be issued 18 months from the Acquisition Closing Date, in addition to $0.5 million in relation to a loan that was issued by the Company to fSight prior to the acquisition closing, and was deemed settled immediately following the Acquisition Closing Date. The transaction was accounted for as a business combination pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, using the acquisition method of accounting.

fSight is an energy data analytics software company based in Israel. Legacy Tigo’s acquisition of fSight is expected to expand its ability to leverage energy consumption and production data for solar energy producers, adding a powerful prediction platform that provides rich and actionable system performance data, from the grid down to the module level. See Note 4, “Acquisition of Foresight Energy, Ltd.,” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The Business Combination

On December 5, 2022, the Company entered into an Agreement and Plan of Merger, by and among Legacy Tigo and Roth IV Merger Sub Inc., a wholly-owned subsidiary of ROCG (“Merger Sub”). On May 23, 2023, upon the terms and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, Merger Sub merged with and into Legacy Tigo.

Under the terms of the Merger Agreement, immediately prior to the effective time of the Business Combination (the “Effective Time”), Legacy Tigo (i) caused each share of Legacy Tigo preferred stock issued and outstanding to be automatically converted into a number of shares of Legacy Tigo common stock (the “Legacy Tigo common stock”) in accordance with Legacy Tigo’s charter (the “preferred stock conversion”) and (ii) used reasonable best efforts to cause the “cashless” exercise of Legacy Tigo warrants (each, a “Legacy Tigo warrant”), in accordance with their terms, for Legacy Tigo common stock (the “warrant exercise”). As of the closing date of the Business Combination, all holders of Legacy Tigo have exercised such warrants for shares of Legacy Tigo common stock.

Pursuant to the Merger Agreement, at the Effective Time, each share of Legacy Tigo common stock issued and outstanding immediately prior to the Closing (including shares of Legacy Tigo common stock issued in the preferred stock conversion and warrant exercise prior to the closing but excluding shares owned by Legacy Tigo or any direct or indirect wholly owned subsidiary of Legacy Tigo as treasury stock, shares owned by ROCG, and shares of Legacy Tigo common stock issued and outstanding immediately prior to the Effective Time held by a holder who has not voted in favor of adoption of the Merger Agreement or consented thereto in writing and who is entitled to demand and has properly exercised appraisal rights of such shares in accordance with Section 262 of the Delaware General Corporation Law (as it may be amended from time to time, the “DGCL”) and otherwise complied with all of the provisions of the DGCL relevant to the exercise and perfection of dissenters’ rights) were canceled and converted into the right to receive 0.233335 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”).

At the Effective Time, each outstanding Legacy Tigo stock option (each, a “Legacy Tigo stock option”), whether vested or unvested, converted into an option to purchase a number of shares of Common Stock equal to the product of (x) the number of shares of Legacy Tigo common stock underlying such Legacy Tigo stock option immediately prior to the Closing and (y) 0.233335, at an exercise price per share equal to (A) the exercise price per share of Legacy Tigo common stock underlying such Legacy Tigo stock option immediately prior to the Closing divided by (B) 0.233335.

At the Effective Time, after giving effect to the warrant exercise, each outstanding Legacy Tigo warrant to purchase Legacy Tigo common stock, whether or not exercisable, converted into a warrant to purchase a number of shares of Common Stock equal to the product of (x) the number of shares of Legacy Tigo common stock underlying such Legacy Tigo warrant immediately prior to the Closing and (y) 0.233335.

Upon consummation of the Business Combination, the separate corporate existence of Merger Sub ceased, and Legacy Tigo survived the Business Combination and became a wholly-owned subsidiary of ROCG (also herein after referred to as the “Combined Company”). In connection with the consummation of the Business Combination, the Combined Company was renamed “Tigo Energy, Inc.” Immediately after giving effect to the Business Combination, there were 58,144,543 issued and outstanding shares of New Tigo common stock.

Accounting Impact of the Business Combination

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the guidance in ASC Topic 805, Business Combinations, ROCG, which is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Legacy Tigo was treated as the accounting acquirer. This determination was primarily based on the following:

(i)
the Company having a majority of the voting power of the Combined Company;
(ii)
the Company's senior management comprising substantially all of the senior management of the Combined Company;
(iii)
the Company's relative size compared to ROCG; and
(iv)
the Company's operations comprising the ongoing operation of the post-combination company.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which the Company is issuing stock for the net assets of ROCG. The net assets of ROCG were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be the Company's.

The most significant change in the Company's financial position and results upon consummation of the business combination is the conversion of the convertible preferred stock into common stock and additional paid in capital (as compared to the Company's consolidated balance sheet as of December 31, 2022).

Critical Accounting Estimates

Please refer to Note 2 “Summary of Significant Accounting Policies” for details regarding our significant accounting policies and consideration of recently issued accounting pronouncements.

Public Company Costs

Subsequent to the Business Combination, the Combined Company is an SEC-registered and Nasdaq-listed company. The Company has hired and expects to hire additional staff and implement new processes and procedures to address public company requirements in anticipation of and following the completion of the Business Combination. The Company also expects to incur substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director fees, internal control compliance, and additional costs for investor relations, accounting, audit, legal and other functions.

Key Operating and Financial Metrics

The Company regularly reviews a number of metrics, including the following key operating and financial metrics, to evaluate the Company's business, measure the Company's performance, identify trends in the Company's business, prepare financial projections and make strategic decisions. The Company believes the operating and financial metrics presented are useful in evaluating the Company's operating performance, as they are similar to measures by the Company's public competitors and are regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects.

The following table sets forth these metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Revenue, net	$68,826	$17,639	$118,884	$27,558
Gross profit	$25,906	$5,532	$44,275	$8,215
Gross margin	38%	31%	37%	30%
Operating income (loss)	$8,665	$610	$16,485	$(962)
Net (loss) income	$(22,176)	$178	$(15,266)	$(5,519)

Gross Profit and Gross Margin

The Company defines gross profit as total revenue, net less cost of revenue, and define gross margin, expressed as a percentage, as the ratio of gross profit to revenue. Gross profit and margin can be used to understand the Company's financial performance and efficiency and allow investors to evaluate its pricing strategy and compare it against competitors. The Company's management uses these metrics to make strategic decisions identifying areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward.

Key Factors that May Influence Future Results of Operations

The Company's financial results of operations may not be comparable from period to period due to several factors. Key factors affecting the Company's results of operations are summarized below.

Expansion of U.S. Residential Sales. The Company's future revenue growth is, in part, dependent on its ability to expand product offerings and services in the U.S. residential market. In the Company's North American market, the Company primarily generates revenue from product offerings and services in the commercial and industrial markets. In order to continue growth, the Company intends to expand its presence in the residential market through offerings with U.S. solar providers. The Company also expects to continue to evaluate and invest in new market opportunities internationally. The Company believes that its entry into new markets will continue to facilitate revenue growth and customer diversification.

Expansion of New Products and Services. The Company has made substantial investments in research and development and sales and marketing to achieve a leading position in its market and grow its revenues. The Company's revenue is primarily generated from the sales and offerings of its MLPE systems. While the Company will continue to invest in research and development to expand the capabilities of the Company's existing products and solutions, the Company intends to continue to develop and promote its EI Solution. For the six months ended June 30, 2023 and 2022, the Company generated approximately $10.6 million and $0.5 million, respectively, in revenue from offerings of its EI Solution.

Adding New Customers and Expansion of Sales with Existing Customers. The Company intends to target new customers in the U.S. residential market through offerings with residential solar providers. The Company primarily acquires new customers through collaboration with its industry partners and distributors. While the Company expects that a substantial portion of its future revenues in the near-term will be generated from its existing customers, the Company expects to invest in its sales and marketing to broaden reach with new residential customers in the U.S. and customers in Europe.

Inflation. The Company has experienced an increase in overall operating and other costs as the result of higher inflation rates. Principal factors contributing to the Company's inflationary pressures include supply chain disruptions and challenges. In particular, the Company has experienced supply chain constraints, consequences associated with COVID-19 and trade tariffs imposed on certain products from China, which may put pressure on its operating margins and increase costs. To address the possibility of rising inflation, some of the Company's contracts include certain provisions that mitigate inflation risk. To date, inflation has not had a material impact on the Company's results of operations.

Interest rate increases for both short-term and long-term debt have increased sharply. Although the Company's outstanding debt mostly bears fixed interest rates, as the Company refinances it, or borrows additional amounts, the Company may incur additional interest expense versus expiring loans.

Managing Supply Chain. The Company relies on contract manufacturers and suppliers to produce its components. The Company has experienced supply chain challenges and increased logistics constraints, including component shortages, which have, in certain cases, caused delays in critical components and inventory, longer lead times, and have resulted in increased costs. The Company believes these supply chain challenges may persist throughout 2023. The Company's ability to grow depends, in part, on the ability of its contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. While the Company has diversified its supply chain, some of its suppliers and contract manufacturers are sole-source suppliers. The Company's concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. A significant portion of the Company's supply chain originates in Thailand and China. In the event the Company is unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and delivery of the Company's products, which would adversely impact its cash flows and results of operations, including revenue and gross margin.

Results of Operations

Revenue, net

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Revenue, net	$68,826	$17,639	$51,187	290%	$118,884	$27,558	$91,326	331%

Three and six months ended June 30, 2023 and 2022

Revenue, net increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to higher sales volumes as a result of increased acceptance of MLPE products in the marketplace and increased marketing activities. The increase for the three and six months ended June 30, 2023, in revenue, net was also driven by increases in revenue, net in all regions, the largest of which was an increase in revenue, net in the EMEA region, which increased by 382%, or approximately $43.7 million, and 466%, or approximately $78.5 million, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
EMEA	$55,096	$11,440	$43,656	382%	$95,355	$16,862	$78,493	466%
Americas	11,167	5,309	5,858	110%	18,199	9,136	9,063	99%
APAC	2,563	890	1,673	188%	5,330	1,560	3,770	242%
Total revenue, net	$68,826	$17,639	$51,187	290%	$118,884	$27,558	$91,326	331%

Three and six months ended June 30, 2023 and 2022

•
EMEA - Revenue, net for the EMEA region increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to an overall increase in demand for cost-effective energy solutions as energy costs across the region have increased.
•
Americas - Revenue, net for the Americas region increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to increased orders for the Company's MLPE product line and Energy Intelligence solution.
•
APAC - Revenue, net for the APAC region increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to increased orders for the Company's MLPE product line.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Cost of revenue	42,920	12,107	30,813	255%	74,609	19,343	55,266	286%
Gross profit	25,906	5,532	20,374	368%	44,275	8,215	36,060	439%
Gross margin	38%	31%			37%	30%

Three and six months ended June 30, 2023 and 2022

Cost of revenue increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to an increase in sales volumes.

Gross margin increased by 7% for both the three and six months ended June 30, 2023, as compared to the same periods in 2022 primarily due to higher margins on our MLPE products as part of cost reduction efforts and lower freight costs.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Research and development	2,424	1,419	1,005	71%	4,638	2,855	1,783	62%
Percentage of revenue, net	4%	8%			4%	10%

Three and six months ended June 30, 2023 and 2022

Research and development expense increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022 primarily due to higher personnel costs as a result of increased headcount. The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Sales and marketing	5,163	2,272	2,891	127%	9,935	4,341	5,594	129%
Percentage of revenue, net	8%	13%			8%	16%

Three and six months ended June 30, 2023 and 2022

Sales and marketing expense increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022. The increase was primarily due to higher personnel costs as a result of increased headcount to facilitate the growth of the Company and an overall increase in marketing activities.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
General and administrative	9,654	1,231	8,423	684%	13,217	1,981	11,236	567%
Percentage of revenue, net	14%	7%			11%	7%

Three and six months ended June 30, 2023 and 2022

General and administrative expense increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022. The increase for the three months ended June 30, 2023, compared to the same period in 2022 was primarily related an increase personnel and facility costs as a result of increased headcount to facilitate the growth of the Company, in addition to incremental merger and acquisition related expenses in connection with the Business Combination.

Other Expenses, Net

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands)	2023	2022	$	%	2023	2022	$	%
Change in fair value of preferred stock warrant and contingent shares liability	$2,608	$8	$2,600	32,500%	$3,120	$8	$3,112	38,900%
Change in fair value of derivative liability	38,251	—	38,251	100%	38,251	—	38,251	100%
Loss on debt extinguishment	—	—	—	0%	171	3,613	(3,442)	(95)%
Interest expense	1,587	400	1,187	297%	2,365	849	1,516	179%
Other (income) expense, net	(672)	24	(696)	(2,900)%	(1,223)	87	(1,310)	(1,506)%
Total other expenses, net	$41,774	$432	$41,342	9,570%	$42,684	$4,557	$38,127	837%

Three and six months ended June 30, 2023 and 2022

Change in fair value of preferred stock warrant and contingent shares liability increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022 primarily due to an increase in the fair value of the Series C convertible preferred stock and contingent shares related to the fSight acquisition. The Series C convertible preferred stock was converted to shares of Common Stock on May 23, 2023, as part of the Business Combination. See Note 3, “Merger with Roth CH Acquisition IV Co.,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Change in fair value of derivative liability was an incremental increase for the three and six month ended June 30, 2023. The Convertible Promissory Note (as defined above) contains a conversion option that meets the requirements for separate accounting and is accounted for as a derivative liability. The derivative instrument was recorded at fair value upon recognition on the Merger Date (as defined above) and was subject to remeasurement as of June 30, 2023. See Note 2, “Summary of Significant Accounting Policies,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The loss on debt extinguishment for the six months ended June 30, 2023, is primarily related to the repayment of the Company's Series 2022-1 Notes. The loss on debt extinguishment during the six months ended June 30, 2022, was related to the repayment of the Company's Senior Bonds.

Interest expense for the three and six months ended June 30, 2023, primarily consists of interest expense incurred on the Company's Convertible Promissory Note. Interest expense for the three and six months ended June 30, 2022, primarily consists of interest expense primarily related to the Company's Series 2022-1 Notes (as defined above).

Other income, net increased for the three and six months ended June 30, 2023, compared to the same periods in 2022 primarily due to an increase in interest income related to marketable securities.

Non-GAAP Financial Measures

The non-GAAP financial measures below have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, Adjusted EBITDA and Adjusted EBITDA Margin on Revenue should not be construed as indicators of the Company's operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. The Company cautions investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare the Company's current results with its results from other reporting periods and with the results of other companies.

The Company's management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing its business and to, among other things: (i) monitor and evaluate the performance of its business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of its business operations; (iii) facilitate external comparisons of the results of its overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (iv) review and assess the operating performance of its management team; (v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

Adjusted EBITDA

The Company defines adjusted EBITDA, a non-GAAP financial measure, as net income(loss) before interest and other expenses, net, income tax benefit, depreciation and amortization, as adjusted to exclude stock-based compensation and merger and acquisition expenses (“M&A expenses”). The Company utilizes adjusted EBITDA as an internal performance measure in the management of its operations because the Company believes the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of its results of operations to other companies in its industry. Adjusted EBITDA should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently.

The following table provides a reconciliation of adjusted EBITDA to net (loss) income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Adjusted EBITDA:
Net (loss) income	$(22,176)	$178	$(15,266)	$(5,519)
Adjustments:
Total other expenses, net	41,774	432	42,684	4,557
Income tax expense	(10,933)	—	(10,933)	—
Depreciation and amortization	294	114	536	226
Stock-based compensation	497	26	863	52
M&A expenses	4,113	—	4,246	—
Adjusted EBITDA	$13,569	$750	$22,130	$(684)

Liquidity, Capital Resources, and Going Concern

As of June 30, 2023, the Company's principal sources of liquidity were cash and cash equivalents, marketable securities, debt financing, and income from operations.

Historically, the Company has financed its operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of convertible preferred stock. The Company became profitable in the first quarter of 2023 and has continued this trend into the second quarter of 2023. As of June 30, 2023, the Company had an accumulated deficit of $90.1 million. Management closely monitors expenditures and is focused on obtaining new customers and continuing to develop the Company's products. Cash from operations and the Company's liquidity could also be affected by various risks and uncertainties, including, but not limited to, economic concerns related to inflation or the supply chain, the effects of the COVID-19 pandemic, including timing of cash collections from customers and other risks which are detailed in the section entitled “Risk Factors” beginning on page 33 of the Proxy Statement/Prospectus filed with the SEC on April 26, 2023.

The Company follows the provisions of FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess Tigo’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

Management believes that with the existing cash, cash equivalents, and marketable securities as of June 30, 2023, and an increasing customer base, as well as proper management of expenditures, Tigo has sufficient resources to sustain operations through August 2024. However, there can be no assurance that the Company will not require additional financing or that the Company can maintain or increase its current revenues.

The Company's future capital requirements will depend on many factors, including the revenue growth rate, the success of future product development and capital investment required, and the timing and extent of spending to support further sales and marketing and research and development efforts. In addition, the Company expects to incur additional costs as a result of operating as a public company. In the event that additional financing is required from outside sources, the Company cannot be sure that any additional financing will be available to it on acceptable terms, if at all. If the Company is unable to raise additional capital when desired, the Company's business, operating results, and financial condition could be adversely affected.

Cash Flows

The following table summarizes the Company's cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022
Net cash used in operating activities	$(4,934)	$(6,416)
Net cash used in investing activities	(52,124)	(308)
Net cash provided by financing activities	31,066	33,385
Net increase in cash, cash equivalents and restricted cash	$(25,992)	$26,661

Cash Flows Used in Operating Activities

Operating cash flows consists primarily of net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash used in operating activities decreased by $1.5 million in the six months ended June 30, 2023 as compared to the same period in 2022, mainly due to higher operating income.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $51.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the purchase of marketable securities and property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased by $2.3 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, the Company received proceeds of $50.0 million from the Convertible Promissory Note (as defined above) and proceeds of $2.2 million from the Merger (as defined above), which was partially offset by the $20.8 million repayment of the Series 2022-1 Notes (as defined above).

For the six months ended June 30, 2022, the Company received proceeds of $25.0 million from the Series 2022-1 Notes (as defined above) and $21.8 million from the sale of Series E convertible preferred stock. This was partially offset by the $10.0 million repayment of the Company's Senior Bonds (as defined above) and $3.5 million of payments due to financing costs.

Contractual Obligations

The Company's contractual obligations primarily consist of its Convertible Promissory Notes, obligations under operating leases and inventory component purchase. As of June 30, 2023, there have been no material changes from its disclosure in the Proxy Statement/Prospectus filed with the SEC on April 26, 2023. For more information on the Company's future minimum operating leases, see Note 13, “Leases” and for more information on the Company's notes and other related debt, see Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of June 30, 2023, based on the material weaknesses identified below.

Material Weakness in Internal Control over Financial Reporting

As discussed elsewhere in this Quarterly Report on Form 10-Q, the Company completed the Merger on May 23, 2023. Prior to the Merger, Roth CH Acquisition IV Co. disclosed in Item 4. of its Form 10-Q filed on April 12, 2023, a material weakness in internal controls over financial reporting related to the accounting for complex financial instruments. Management has concluded this material weakness has not been remediated as an internal control deficiency was identified relating to the accounting for the conversion feature embedded in the Company’s Convertible Promissory Notes. Notwithstanding this material weakness, management has concluded that our unaudited financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that may not be detected.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response, the Company’s management has continued implementation of a plan to remediate this material weakness. These remediation measures are ongoing and include the following:

•
Engaging external advisors with appropriate technical accounting knowledge and experience in the application of US GAAP to assist with the evaluation and documentation of accounting for complex financial instruments;
•
Formalizing risk assessment procedures and the design and implementation of controls related to the accounting for complex financial instruments;
•
Assessing the need to hire additional accounting and finance personnel with requisite US GAAP knowledge and experience to supplement existing accounting and finance capabilities and capacity;
•
Providing enhanced access to accounting literature and research materials to our accounting and finance personnel to review and evaluate conclusions regarding accounting for complex financial instruments.

The material weaknesses will be considered remediated once management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls; however, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

In addition, the Company's management has concluded that material weaknesses noted in Item 4. Controls and Procedures in the Form 10-Q filed by Roth CH Acquisition IV Co. on April 12, 2023, in relation to the review of the accrued expenses and the review over the cash flow statement have been remediated as of June 30, 2023.

Changes in Internal Control over Financial Reporting

Other than the changes made to the material weakness described above, and the material weaknesses remediated described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be subject to various claims, lawsuits, and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief. While the Company intends to vigorously defend itself with respect to such disputes, any potential outcomes resulting from such claims would be inherently difficult to quantify.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in the sections entitled “Summary- Summary Risk Factors” and “Risk Factors” beginning on pages 23 and 33 of our Proxy

Statement/Prospectus filed with the SEC on April 26, 2023, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1

Amendment No. 1 to Merger Agreement by and among Roth CH Acquisition IV Co., Tigo Energy, Inc. and Roth IV Merger Sub Inc., dated as of April 6, 2023 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on S-4/A (File No. 333-264811), filed with the SEC on April 20, 2023).

3.1	Second Amended and Restated Certificate of Incorporation of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
3.2	Amended and Restated Bylaws of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
4.1

Warrant Agreement, dated August 5, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on S-4/A (File No. 333-264811), filed with the SEC on April 20, 2023).

10.1

Amended and Restated Registration Rights Agreement, dated as of May 23, 2023, by and among Tigo Energy, Inc., CHLM Sponsor LLC, CR Financial Holdings, Inc., and each party listed under Holder on the signature pages thereto (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).

10.2	Fiscal 2023 Executive Short Term Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2023).
10.3	Form of Restricted Stock Unit Award Grant Notice (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on August 10, 2023).
10.4	Form of Stock Option Grant Notice (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on August 10, 2023).
10.5	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on August 10, 2023).
10.6	Form of Stock Appreciation Right Award Agreement for China Grantees (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on August 10, 2023).
10.7	Form of Stock Option Grant Notice for Israeli Participants (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on August 10, 2023).
10.8†	Tigo Energy, Inc. Independent Director Compensation Policy.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b)
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b)
101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: August 11, 2023