Form 10-Q/A
period 2023-06-30
TIGO ENERGY, INC.
filed 2023-10-23
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Quarterly Report on Form 10-Q/A constitutes Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Tigo Energy, Inc. (the “Company”) for the period ended June 30, 2023, which was originally filed with the Securities and Exchange Commission on August 11, 2023 (the “Original Filing”). This Amendment is being filed solely to amend the certification of the Principal Financial Officer of the Company required under Section 906 of the Sarbanes-Oxley Act of 2002 that was included as Exhibit 32.2 to the Original Filing (the “Certification”). Specifically, the introductory sentence of the Certification incorrectly referenced the name of the Company’s Principal Executive Officer, Zvi Alon, rather than the name of the Company’s Principal Financial Officer, Bill Roeschlein. The Certification was properly executed by Bill Roeschlein. A corrected copy of the certification of the Principal Financial Officer of the Company required under Section 906 of the Sarbanes-Oxley Act of 2002, dated October 23, 2023, is filed as Exhibit 32.3 to this Amendment.

The certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 that were filed and furnished, respectively, as Exhibits 31.1, 31.2 and 32.2 to the Original Filing have been re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.3, 31.4 and 32.3. Part II, Item 6 of the Original Filing has been amended to reflect the new certifications.

Other than as described above, this Amendment does not amend, update or restate any information included in the Original Filing. This Amendment does not reflect events occurring after the Original Filing or modify or update disclosures in the Original Filing affected by subsequent events. This Amendment should be read in conjunction with the Original Filing.

Item 6. Exhibits

Exhibit No.	Description
2.1	Amendment No. 1 to Merger Agreement by and among Roth CH Acquisition IV Co., Tigo Energy, Inc. and Roth IV Merger Sub Inc., dated as of April 6, 2023 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on S-4/A (File No. 333-264811), filed with the SEC on April 20, 2023).
3.1	Second Amended and Restated Certificate of Incorporation of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
3.2	Amended and Restated Bylaws of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
4.1	Warrant Agreement, dated August 5, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on S-4/A (File No. 333-264811), filed with the SEC on April 20, 2023).
10.1	Amended and Restated Registration Rights Agreement, dated as of May 23, 2023, by and among Tigo Energy, Inc., CHLM Sponsor LLC, CR Financial Holdings, Inc., and each party listed under Holder on the signature pages thereto (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
10.2	Fiscal 2023 Executive Short Term Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2023).
10.3	Form of Restricted Stock Unit Award Grant Notice (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on August 10, 2023).
10.4	Form of Stock Option Grant Notice (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on August 10, 2023).
10.5	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on August 10, 2023).
10.6	Form of Stock Appreciation Right Award Agreement for China Grantees (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on August 10, 2023).
10.7	Form of Stock Option Grant Notice for Israeli Participants (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on August 10, 2023).
10.8	Tigo Energy, Inc. Independent Director Compensation Policy.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (incorporated by reference to Exhibit 31.1 to the Quarterly Report on Form 10-Q filed on August 11, 2023)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (incorporated by reference to Exhibit 31.2 to the Quarterly Report on Form 10-Q filed on August 11, 2023)
31.3†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.4†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (incorporated by reference to Exhibit 32.1 to the Quarterly Report on Form 10-Q filed on August 11, 2023)
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (incorporated by reference to Exhibit 32.2 to the Quarterly Report on Form 10-Q filed on August 11, 2023)
32.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b)
101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith.
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: October 23, 2023

2