Form 10-Q
period 2023-09-30
TIGO ENERGY, INC.
filed 2023-11-07
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 58,735,987 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This Quarterly Report on Form 10-Q contains statements that are “forward-looking looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are generally related to our strategies or plans and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions based on the Company's current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks include, but are not limited to, the following, which also serves as a summary of the principal risks of an investment in our securities:

Risks Related to Our Business and Industry

•
If we are unable to achieve adequate revenue growth while our expenses increase, we may not achieve or maintain profitability in the future.
•
Demand for our solar energy solutions may not grow or may grow at a slower rate than we anticipate.
•
Developments in alternative technologies or improvements in other forms of distributed solar energy generation may have a material adverse effect on demand for our offerings.
•
The solar industry has historically been cyclical and experienced periodic downturns, including the current downturn.
•
Our MLPEs may not achieve broader market acceptance.
•
We have in the past, and may in the future, face product liability lawsuits which, regardless of outcome, can be expensive to defend, divert the attention of management, and lead to reputational harm.
•
If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
•
We anticipate substantial growth in revenue from our Energy Intelligence solution (“EI Solution”). Should a market fail to develop for our EI solution, our actual operating results may differ materially from the forecasted results.

Risks Related to Legal, Compliance and Regulations

•
Our business could be harmed by a reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications.
•
Our management has limited experience in operating a public company.
•
Our significant international operations subject us to additional risks compared to those of domestic companies, including trade tariffs or other trade barriers, and the interpretation and enforcement of laws and regulations in various jurisdictions.
•
Current or future litigation or administrative proceedings could have a material adverse effect on our business, financial condition and results of operations.

Operating Risks

•
Our financial condition and results of operations and other key metrics are likely to be affected by seasonal trends and construction cycles.
•
Defects, recalls, or performance problems in our products or delays, disruptions, or quality control problems in our manufacturing operations could result in loss of customers, reputational damage, and decreased revenue, and we may be the subject of numerous claims, including warranty, indemnity, and product liability claims arising from defective products.
•
If our estimates of useful life for our energy storage systems and related hardware and software-enabled services are inaccurate, our business and financial results could be adversely affected.
•
We expect to incur research and development costs and devote resources to identifying and commercializing new products and services, which may never result in revenue to us.

i

•
The loss of one or more of our major customers could have an adverse effect on our business, financial condition and results of operations.
•
Our hardware and software-enabled services involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could adversely affect our business, financial condition and results of operations.
•
The growth of our business depends on customers renewing their monitoring services subscriptions.

Competition Risks

•
We face supply chain competition, including competition from businesses in other industries, which could result in insufficient inventory and negatively affect our results of operations.
•
The rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our future prospects.

Risks Related to Intellectual Property and Technology

•
Our patent applications may not result in issued patents, and our issued patents may not provide adequate protection.
•
Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
•
Any unauthorized access to, disclosure, or theft of personal information we gather, store, or use could harm our reputation and subject us to claims or litigation.

Risks Related to Our Financial Condition and Liquidity

•
We are under continuous pressure to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.
•
If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, difficulties in planning expenses or disputes with suppliers, any of which will adversely affect our business and financial condition.

Risks Related to the Ownership of Our Securities

•
The price of our Common Stock may be volatile.
•
We may be subject to securities litigation, which is expensive and could divert management’s attention.
•
If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Common Stock may decline.
•
The Company may not be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to make transactions in the Company’s securities and subject the Company to additional trading restrictions.
•
If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.
•
Future sales, or the perception of future sales, of our Common Stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
•
The other factors described in Part II, Item 1A to this Quarterly Report on Form 10-Q.

It is not possible for the management of the Company to predict all risks, nor can the Company assess the impact of all factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements the Company may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report on Form 10-Q.

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

ii

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2023, and 2022	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months ended September 30, 2023, and 2022	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2023, and 2022	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
Signatures		70

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$2,240	$36,194
Restricted cash	—	1,523
Marketable securities, short-term	34,440	—
Accounts receivable, net allowance for credit losses of $2,018 and $76 at September 30, 2023 and December 31, 2022, respectively	20,358	15,816
Inventory, net	57,437	24,915
Deferred issuance costs	—	2,221
Notes receivable	—	456
Prepaid expenses and other current assets	2,775	3,967
Total current assets	117,250	85,092
Property and equipment, net	2,763	1,652
Operating right-of-use assets	2,729	1,252
Marketable securities, long-term	4,335	—
Intangible assets, net	2,260	—
Other assets	725	82
Goodwill	13,079	—
Total assets	$143,141	$88,078
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$19,492	$23,286
Accrued expenses and other current liabilities (see Note 8)	8,681	4,382
Deferred revenue, current portion	268	950
Warranty liability, current portion	542	392
Operating lease liabilities, current portion	1,162	578
Current maturities of long-term debt	—	10,000
Total current liabilities	30,145	39,588
Warranty liability, net of current portion	5,265	3,959
Deferred revenue, net of current portion	188	172
Long-term debt, net of current maturities and unamortized debt issuance costs	29,334	10,642
Operating lease liabilities, net of current portion	1,668	762
Preferred stock warrant liability	—	1,507
Other long-term liabilities	714	—
Total liabilities	67,314	56,630
Convertible preferred stock, $0.0001 par value
Convertible preferred stock: 10,000,000 and 47,484,663 shares authorized; zero and 46,467,565 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	87,140
Commitments and Contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value: 150,000,000 and 60,667,100 shares authorized, respectively; 58,733,366 and 5,469,921 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6	1
Additional paid-in capital	136,983	6,522
Accumulated deficit	(61,006)	(62,215)
Accumulated other comprehensive loss	(156)	—
Total stockholders’ equity (deficit)	75,827	(55,692)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$143,141	$88,078

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$17,104	$22,824	$135,988	$50,382
Cost of revenue	12,946	16,236	87,555	35,579
Gross profit	4,158	6,588	48,433	14,803
Operating expenses:
Research and development	2,425	1,621	7,063	4,476
Sales and marketing	5,601	3,007	15,536	7,348
General and administrative	7,350	4,053	20,567	6,034
Total operating expenses	15,376	8,681	43,166	17,858
(Loss) income from operations	(11,218)	(2,093)	5,267	(3,055)
Other expenses (income):
Change in fair value of preferred stock warrant and contingent shares liability	(2,977)	(45)	143	(37)
Change in fair value of derivative liability	(50,498)	—	(12,247)	—
Loss on debt extinguishment	—	—	171	3,613
Interest expense	2,875	392	5,240	1,241
Other (income) expense, net	(636)	(19)	(1,859)	68
Total other (income) expenses, net	(51,236)	328	(8,552)	4,885
Income (loss) before income tax expense	40,018	(2,421)	13,819	(7,940)
Income tax expense	10,962	—	29	—
Net income (loss)	29,056	(2,421)	13,790	(7,940)

Unrealized gain (loss) resulting from change in fair value of marketable securities	$22	$—	$(159)	$—

Comprehensive income (loss)	$29,078	$(2,421)	$13,631	$(7,940)

Net income (loss)	$29,056	$(2,421)	$13,790	$(7,940)
Cumulative dividends on convertible preferred stock	—	(2,102)	(3,399)	(4,242)
Net income (loss) attributable to common stockholders	$29,056	$(4,523)	$10,391	$(12,182)

Earnings (loss) per common share
Basic	$0.50	$(0.92)	$0.19	$(2.51)
Diluted	$(0.27)	$(0.92)	$0.04	$(2.51)
Weighted-average common shares outstanding
Basic	58,408,441	4,908,232	31,070,476	4,852,696
Diluted	68,368,758	4,908,232	40,487,517	4,852,696

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data) (Unaudited)

			Stockholders’ equity (deficit)
	Convertible preferred stock		Common stock
	Shares (1)	Amount	Shares (1)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated comprehensive income (loss)	Total stockholders’ equity (deficit)
Balance at December 31, 2022	199,145,285	$87,140	23,442,353	$2	$6,521	$(62,215)	$—	$(55,692)
Retroactive application (Note 3)	(152,677,720)	—	(17,972,432)	(1)	1	—	—	$—
Balance at December 31, 2022, as converted	46,467,565	87,140	5,469,921	1	6,522	(62,215)	—	(55,692)
Issuance of common stock upon exercise of stock options	—	—	140,545	—	92	—	—	92
Stock-based compensation expense	—	—	-	—	366	—	—	366
Issuance of common stock in connection with the acquisition of fSight	—	—	1,306,385	—	10,077	—	—	10,077
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	6,910	—	6,910
Balance at March 31, 2023, as converted	46,467,565	87,140	6,916,851	1	17,057	(55,305)	14	(38,233)
Issuance of common stock upon exercise of stock options	—	—	10,784	—	14	—	—	14
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(11,832)	—	(91)	—	—	(91)
Stock-based compensation expense	—	—	—	—	497	—	—	497
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	—	—	(195)	(195)
Convertible preferred stock dividends	1,258,055	—	—	—	12,581	(12,581)	—	—
Issuance of preferred stock upon exercise of preferred warrants	193,372	—	—	—	2,008	—	—	2,008
Conversion of convertible preferred stock into common stock in connection with the Business Combination (Note 3)	(47,918,992)	(87,140)	47,918,992	5	87,135	—	—	87,140
Issuance of common stock upon exercise of common warrants	—	—	1,491,229	—	—	—	—	—
Purchase price adjustment in connection with the fSight acquisition	—	—	—	—	897			897
Issuance of common stock upon Business Combination	—	—	1,818,519	—	573	—	—	573
Net loss	—	—	—	—	—	(22,176)	—	(22,176)
Balance at June 30, 2023, as converted	—	—	58,144,543	6	120,671	(90,062)	(181)	30,434
Issuance of common stock upon exercise of stock options	—	—	264,277	—	106	—	—	106
Issuance of common stock upon exercise of common stock warrants, net of issuance costs and payments to warrant holders of non-redeemed warrants	—	—	324,546	—	3,653	—	—	3,653
Reclassification of convertible note derivative liability to equity	—	—	—	—	11,279	—	—	11,279
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	—	—	25	25
Stock-based compensation expense	—	—	—	—	1,274	—	—	1,274
Net income	—	—	—	—	—	29,056	—	29,056
Balance at September 30, 2023	—	$—	58,733,366	$6	$136,983	$(61,006)	$(156)	$75,827

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data) (Unaudited)

			Stockholders’ deficit
	Convertible preferred stock		Common stock			Notes
	Shares (1)	Amount	Shares (1)	Amount	Additional paid-in capital	receivable from related parties	Accumulated deficit	Total stockholders’ deficit
Balance at December 31, 2021	165,578,120	$46,370	20,580,109	$2	$5,383	$(103)	$(55,178)	$(49,896)
Retroactive application (Note 3)	(126,942,949)	-	(15,778,049)	(1)	1	-	-	-
Balance at December 31, 2021, as converted	38,635,171	46,370	4,802,060	1	5,384	(103)	(55,178)	(49,896)
Issuance of common stock upon exercise of stock options	-	-	26,797	-	17	-	-	17
Stock-based compensation expense	-	-	-	-	26	-	-	26
Net loss	-	-	-	-	-	-	(5,697)	(5,697)
Balance at March 31, 2022, as converted	38,635,171	46,370	4,828,857	1	5,427	(103)	(60,875)	(55,550)
Issuance of common stock upon exercise of stock options	-	-	9,850	-	6	-	-	6
Stock-based compensation expense	-	-	-	-	26	-	-	26
Proceeds from sale of Series E, net of issuance costs	4,175,321	21,712	-	-	-	-	-	-
Net income	-	-	-	-	-	-	178	178
Balance at June 30, 2022, as converted	42,810,492	68,082	4,838,707	1	5,459	(103)	(60,697)	(55,340)
Issuance of common stock upon exercise of stock options	—	—	207,738	—	96	—	—	96
Stock-based compensation expense	—	—	—	—	341	—	—	341
Proceeds from sale of Series E, net of issuance costs	3,657,073	19,128	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,421)	(2,421)
Balance at September 30, 2022, as converted	46,467,565	$87,210	5,046,444	$1	$5,896	$(103)	$(63,118)	$(57,324)

(1)
The shares of the Company’s common and redeemable convertible preferred stock prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.233335 established in the Business Combination as described in Note 3.

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating activities:
Net income (loss)	$13,790	$(7,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	820	404
Reserve for inventory obsolescence	796	—
Change in fair value of preferred stock warrant and contingent shares liability	143	(37)
Change in fair value of derivative liability	(12,247)	—
Deferred tax benefit	(12)	—
Non-cash interest expense	3,237	206
Stock-based compensation	2,137	393
Allowance for credit losses	1,968	200
Loss on debt extinguishment	171	3,613
Non-cash lease expense	710	—
Accretion of interest on marketable securities	(333)	—
Loss on disposal of property and equipment	16	—
Changes in operating assets and liabilities:
Accounts receivable	(6,393)	(10,811)
Inventory	(33,318)	(1,965)
Prepaid expenses and other assets	1,183	(4,573)
Accounts payable	(4,115)	6,333
Accrued expenses and other liabilities	1,975	555
Deferred revenue	(666)	(15)
Warranty liability	1,456	524
Deferred rent	—	(135)
Operating lease liabilities	(697)	—
Net cash used in operating activities	$(29,379)	$(13,248)
Investing activities:
Purchase of marketable securities	(53,483)	—
Acquisition of fSight	(16)	—
Purchase of intangible assets	(450)	—
Purchase of property and equipment	(1,855)	(662)
Sales and maturities of marketable securities	14,885	—
Net cash used in investing activities	$(40,919)	$(662)
Financing activities:
Proceeds from Convertible Promissory Note	50,000	25,000
Repayment of Series 2022-1 Notes	(20,833)	(2,500)
Repayment of Senior Bonds	—	(10,000)
Payment of financing costs	(358)	(3,472)
Proceeds from sale of Series E convertible preferred stock	—	40,978
Proceeds from Business Combination	2,238	—
Proceeds from exercise of stock options	212	119
Payment of tax withholdings on stock options	(91)	—
Payment of Series E convertible preferred stock issuance costs	—	(138)
Proceeds from common stock warrant redemption, net of issuance costs and payments to warrant holders of non-redeemed warrants	3,653	—
Net cash provided by financing activities	$34,821	$49,987
Net (decrease) increase in cash and restricted cash	(35,477)	36,077
Cash, cash equivalents, and restricted cash at beginning of period	37,717	7,474
Cash, cash equivalents, and restricted cash at end of period	$2,240	$43,551

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$168	$1,035
Cash paid for income taxes	48	51
Supplemental schedule of non-cash investing and financing activities:
Net assets acquired from Roth CH Acquisition IV Co.	573	—
Operating lease right of use assets obtained in exchange for operating lease liabilities	2,187	—
Property plant and equipment in accounts payable	38	436
Non-cash consideration paid for the acquisition of fSight	10,974	—
Contingent shares liability from fSight acquisition	2,167	—
Fair value of derivative note liability at issuance	23,525	—
Dividends on Series D and Series E convertible preferred stock (Note 3)	12,581	—
Reclassification of deferred issuance costs to additional paid in capital	2,221	—
Conversion of convertible preferred stock into common stock in connection with the Business Combination (Note 3)	87,140	—
Issuance of preferred stock upon exercise of preferred warrants	2,008	—
Unrealized loss resulting from change in fair value of marketable securities	(156)	—
Reclassification of convertible note derivative liability to equity	$11,278	$—

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.
Nature of Operations

Tigo Energy, Inc. (f/k/a Roth CH Acquisition IV Co.) (the “Company” or “Tigo”) consists of Tigo Energy, Inc., its wholly-owned direct subsidiary: Tigo Energy MergeCo, Inc. (f/k/a Tigo Energy, Inc.) (“Legacy Tigo”), and its wholly-owned indirect subsidiaries: Tigo Energy Israel Ltd., Foresight Energy, Ltd. (“fSight”), Tigo Energy Italy SRL, Tigo Energy Systems Trading (Suzhou) Company, Limited and Tigo Energy Australia Pty Ltd. Prior to the consummation of the Business Combination (as defined below), the operations of the Company were conducted through Legacy Tigo. Legacy Tigo was incorporated in Delaware in 2007 and commenced operations in 2010.

The Company provides solar and energy storage solutions, including Module Level Power Electronics (“MLPE”) designed to maximize the energy output of individual solar modules, delivering more energy, active management, and enhanced safety for utility, commercial, and residential solar arrays. The Company is headquartered in Campbell, California with offices in Europe, Asia, Australia, and the Middle East.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly Tigo’s condensed consolidated balance sheet as of September 30, 2023 and its condensed consolidated statements of operations and comprehensive income (loss), cash flows, and convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The unaudited condensed consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2022.

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Tigo and its wholly-owned subsidiaries: Tigo Energy Israel Ltd. and Foresight Energy, Ltd. (“fSight”), both of which are incorporated in Israel, in addition to Tigo Energy Italy SRL, Tigo Energy Systems Trading (Suzhou) Company, Limited and Tigo Energy Australia Pty Limited which are incorporated in Italy, China and Australia, respectively. All intercompany transactions and balances have been eliminated in consolidation. The Company has determined the functional currency of the subsidiaries to be the United States (U.S.) dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss) and were not material for the three and nine months ended September 30, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical information and various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, among other things, the valuation of share-based awards, the recoverability of long-lived assets, the assessment of intangible assets and goodwill for impairment, the determination of the incremental borrowing rate for operating leases, provisions for warranty and expected credit losses, inventory obsolescence, sales returns, future price concessions, fair value of the derivative liability and tax contingencies and valuation allowances as well the estimated useful lives of plant and equipment and acquired intangible assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information as it becomes available.

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

Marketable Securities

The Company’s marketable securities consist of investments in U.S. agency securities and corporate bonds that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss, a component of stockholders’ equity (deficit). Realized gains, losses, and declines in value determined to be other than temporary are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss). If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company would reduce the investment to fair value through a charge to the condensed consolidated statements of operations and comprehensive income (loss). No such adjustments were necessary during the periods presented.

Business Combinations

The Company accounts for business combinations under ASC Topic 805, Business Combinations, using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition.

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

Intangible assets have either an identifiable or indefinite useful life. Intangible assets are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company's amortizable intangible assets consist primarily of patents, developed technology, and customer relationships. The useful life of these intangible assets ranges from 4 to 10 years.

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company will perform an annual impairment assessment for goodwill and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount.

Convertible Promissory Note

On January 9, 2023, the Company entered into a convertible promissory note purchase agreement (the “Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l (“L1 Energy”) pursuant to which the Company issued a convertible promissory note in an aggregate principal amount of $50.0 million (the “Convertible Promissory Note”).

The Company analyzes its convertible debt instruments for embedded attributes that may require bifurcation from the host and accounted for as derivatives. At the inception of each instrument, in the event of a modification of a debt agreement, and at each reporting date, the Company performs an analysis of the embedded features requiring bifurcation and may elect, if eligible, to account for the entire debt instrument at fair value. If the fair value option were to be elected, any changes in fair value would be recognized in the accompanying statements of operations until the instrument is settled. Under the terms of the Note Purchase Agreement, the Convertible Promissory Note may be converted at the option of the noteholder into shares of Common Stock or an equivalent equity instrument resulting from a public company event. As a result of the Business Combination, the conversion options were bifurcated and accounted for as derivatives. The derivative instrument was recorded at fair value upon recognition and was subject to remeasurement to fair value at each balance sheet date, with any changes in estimated fair value recognized in the accompanying consolidated statements of operations and comprehensive income (loss).

On September 24, 2023, the Company and L1 Energy entered into an Amendment to Note Purchase Agreement and Convertible Promissory Note (the “Convertible Note Amendment”) which amended the conversion terms and, as a result of such amendment, the conversion options no longer met the requirements to be bifurcated in accordance with ASC Topic 815, Derivatives and Hedging. The carrying value of the convertible note derivative liability was remeasured to fair value immediately prior to the execution of the Convertible Note Amendment and the change in fair value was recorded to the Company's condensed consolidated statements of operations and comprehensive income (loss). The carrying value of the convertible note derivative liability was reclassified to equity and was recorded into additional paid-in capital on the Company’s condensed consolidated balance sheet.

Please refer to Note 6 “Fair Value of Financial Instruments” for further details regarding the fair value of the derivative instrument. In addition, please refer Note 9 “Long-Term Debt” for additional details regarding the Convertible Promissory Note and derivative instrument.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. This standard is effective for fiscal years beginning after December 15, 2022. The Company adopted the guidance using the modified retrospective approach as of January 1, 2023, which resulted in no cumulative effect adjustment to accumulated deficit and did not have a material impact on the Company’s condensed consolidated financial statements as of the date of adoption.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). The goal of the ASU 2020-06 is to simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. For all other entities, the standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities may adopt the guidance through either a modified retrospective method or full retrospective method. The Company adopted ASU 2020-06 on January 1, 2023, and determined the impact upon adoption to the consolidated financial statements is immaterial.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 removes specific exceptions to the general principles in ASC Topic 740, “Accounting for Income Taxes” (“Topic 740”) and simplifies certain GAAP requirements. ASU 2019-12 is effective for non-public business entities' interim periods within those fiscal years, beginning after December 15, 2022. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company adopted ASU 2019-12 on January 1, 2022, and determined the impact upon adoption to the consolidated financial statements is immaterial.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As part of the reverse recapitalization, Legacy Tigo acquired $2.2 million of cash, $0.6 million of prepaid expenses and insurance and assumed $3,400 of accrued expenses and $61,000 of income tax payable. The Company incurred $6.1 million in transaction costs relating to the Business Combination, which were charged directly to additional paid-in capital to the extent of cash received. Transaction costs in excess of cash acquired of $3.9 million were charged to general and administrative expenses.

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

Under the terms of the purchase agreement, total consideration amounted to $13.1 million which consisted of 5,598,751 shares of Legacy Tigo's common stock issued at closing with a fair value of approximately $11.0 million, 172,022 shares of Legacy Tigo's common stock with a fair value of approximately $1.4 million to be issued 12 months from closing and 86,011 shares of Legacy Tigo's common stock with a fair value of approximately $0.7 million to be issued 18 months from closing (collectively with the shares to be issued at 12 months “Contingent Shares”). Pursuant to the terms of the purchase agreement, the Contingent Shares are subject to adjustment based on certain indemnification obligations, liabilities or settlements that may arise during the contingency period, which ends 18 months following the Acquisition Closing Date. In addition to the consideration in the purchase agreement, there is an additional $0.5 million in consideration related to a loan that the Company issued to fSight prior to the Acquisition Closing Date, for a total consideration transferred of $13.7 million. The loan payable was deemed settled immediately following the Acquisition Closing Date.

The contingent shares were recorded as a liability at a fair value of approximately $2.1 million on the Acquisition Closing Date based on the fair value of Legacy Tigo's common stock at the Acquisition Closing Date. The contingent shares liability is recorded in accrued expenses and other current liabilities within the condensed consolidated balance sheet. At September 30, 2023, the liability was revalued to $1.8 million based upon the Company's common stock fair value per share on September 30, 2023. The $3.0 million and $0.4 million gain on mark to market was recorded in the change in fair value of preferred stock warrant and contingent shares liability financial statement line item within the condensed consolidated statement of operation and comprehensive income (loss) for the three and nine months ended September 30, 2023, respectively.

The transaction was accounted for as a business combination pursuant to ASC Topic 805, Business Combinations, using the acquisition method of accounting and in conjunction with the acquisition, Legacy Tigo recognized $47,000 and $0.2 million of acquisition-related costs during the three and nine months ended September 30, 2023, which were expensed as incurred and are recorded in general and administrative expenses on the condensed consolidated statement of operations and comprehensive income (loss).

Tigo Energy, Inc.

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
(1)
The reported provisional amounts presented above have been updated from the Company's S-1 filed with the SEC on June 22, 2023. The Company recorded an out of period adjustment related to the adjustment of the provisional fair market value of the Legacy Tigo common stock that was used to develop the calculation of the purchase price consideration. The Company does not believe that the adjustment had a material impact on its condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated balance sheets, or condensed consolidated statements of cash flows in any periods previously reported.

The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of January 25, 2023, and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimates that are not yet finalized include certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. Accounts receivable and property and equipment acquired were not material in size or scope, and the carrying amounts of these assets represented their fair value. The identifiable intangible assets consist of developed technology and customer relationships which were assigned fair values of approximately $1.8 million and $0.2 million, respectively. The developed technology and customer relationships are both being amortized on a straight-line basis over 10 years.

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

Supplemental Pro Forma Information (Unaudited)

The following table presents supplemental pro-forma information for the three and nine months ended September 30, 2023, and 2022 as if the merger with fSight had occurred on January 1, 2022. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue, net	$17,104	$22,900	$136,056	$50,580
Net income (loss)	$29,056	$(2,466)	$13,644	$(8,154)

Supplemental Information of Operating Results

For the three months ended September 30, 2023, the Company’s condensed consolidated statement of operations included revenue, net of $0.2 million and a net loss of $0.4 million attributable to fSight. For the nine months ended September 30, 2023, the

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Company’s condensed consolidated statement of operations included revenue, net of $0.4 million and a net loss of $0.9 million attributable to fSight.

5.
Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period, without consideration for potential dilutive shares of common stock. Diluted net income (loss) per share of common stock is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities, which include convertible preferred stock.

Under the two-class method, net income (loss) is adjusted by the difference between the fair value of consideration transferred and the carrying amount of convertible preferred stock during periods where the Company redeems its convertible preferred stock. The remaining earnings (undistributed earnings) are allocated to common stock and each series of convertible preferred stock to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share since dilutive shares are not assumed to have been issued if their effect is antidilutive. As a result, for the periods in which the Company experienced a net loss, the weighted-average shares used to calculate both basic and diluted net loss per share are the same.

The following table sets forth the computation of basic and diluted net income (loss) per share to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Basic net income (loss) per common share calculation:
Net income (loss) attributable to common stockholders	$29,056	$(4,523)	$10,391	$(12,182)
Undistributed earnings to preferred stock stockholders	—	—	(4,574)	—
Net income (loss) attributable to common stockholders – basic	$29,056	$(4,523)	$5,817	$(12,182)
Weighted-average shares of common stock outstanding – basic	58,408,441	4,908,232	31,070,476	4,852,696
Net income (loss) per share of common stock – basic	$0.50	$(0.92)	$0.19	$(2.51)

Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common stockholders	$29,056	$(4,523)	$10,391	$(12,182)
Reverse: interest expense and change in fair value on derivative liability	(47,623)	—	(7,196)	—
Net (loss) income attributable to common stockholders	(18,567)	(4,523)	3,195	(12,182)
Undistributed earnings to preferred stock stockholders	—	—	(1,406)	—
Net (loss) income attributable to common stockholders – diluted	$(18,567)	$(4,523)	$1,789	$(12,182)
Weighted-average shares of common stock outstanding – basic	58,408,441	4,908,232	31,070,476	4,852,696
Outstanding options and restricted stock units	3,727,831	—	3,472,940	—
Legacy Tigo warrants and common stock warrants	927,049	—	813,569	—
Convertible promissory note	5,305,437	—	5,130,532	—
Weighted-average shares of common stock – diluted	68,368,758	4,908,232	40,487,517	4,852,696
Net (loss) income per share of common stock – diluted	$(0.27)	$(0.92)	$0.04	$(2.51)

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company excluded the effect of the below elements from our calculation of diluted income (loss) per share, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period.

	As of September 30,
	2023	2022
Convertible preferred stock	—	46,467,565
Convertible preferred stock warrants	—	248,372
Common stock warrants	—	1,915,372
Stock options	—	4,529,882
	—	53,161,191

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

Level 3:	Fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)(1)
September 30, 2023
Assets:
Cash equivalents:
Money market accounts	$108	$—	$—
Marketable securities:
Corporate bonds	$—	$20,377	$—
U.S. agency securities	$—	$18,398	$—
Liabilities:
Contingent shares liability from fSight acquisition	$1,809	$—	$—
December 31, 2022
Liabilities:
Preferred stock warrant liability	$—	$—	$1,507

(1)
The Company utilized the Black-Scholes options pricing model to fair value the preferred stock warrant liability.

The following is a summary of the changes in fair value of the Company’s marketable securities as of September 30, 2023:

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$17,362	$3	$(80)	$17,285
U.S. agency securities	17,186	—	$(31)	17,155
Total	34,548	3	(111)	34,440
Long-term assets
Corporate bonds	3,133	—	(41)	3,092
U.S. agency securities	1,250	—	(7)	1,243
Total	4,383	—	(48)	4,335

Total available-for-sale marketable securities	$38,931	$3	$(159)	$38,775

As of September 30, 2023, available-for-sale securities consisted of investments that mature within approximately one to two years.

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

The table presented below is a summary of the changes in fair value of the Company’s preferred stock warrant liability which was exercised immediately prior to the Business Combination into Legacy Tigo preferred stock and subsequently converted into Legacy Tigo common stock. Upon the consummation of the Business Combination, such shares of Legacy Tigo common stock were converted to shares of Common Stock. Please see Note 3, “Merger with Roth CH Acquisition IV Co.” for additional information.

(in thousands)	Fair value of preferred stock warrant liability
Balance at January 1, 2022	$487
Change in fair value	1,020
Balance at December 31, 2022	1,507
Change in fair value	501
Exercise of warrants	(2,008)
Balance at September 30, 2023	$—

The table presented below is a summary of the changes in fair value of the Company’s Level 3 financial instruments. The contingent shares from the fSight acquisition (Note 4) were initially classified as a Level 3 measurement and upon the Merger were transferred out of Level 3 into Level 1, as they are now valued on the observable stock price of the Company. In addition, the Company bifurcated the conversion options associated with the convertible promissory notes and separately accounted for them as a derivative liability. On September 24, 2023, the Company and L1 Energy entered into the Convertible Note Amendment. As a result of the Convertible Note Amendment, the conversion options no longer meet the requirements to be bifurcated into a convertible note derivative liability in accordance with ASC 815, Derivatives and Hedging. The carrying value of the convertible note derivative liability was remeasured to fair value immediately prior to the execution of the Convertible Note Amendment and was reclassified to equity. The

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

reclassification was recorded in additional paid-in capital on the Company’s condensed consolidated balance sheet. Please refer to Note 9 “Long-Term Debt” for additional details regarding the derivative instrument.

(in thousands)	Fair value of contingent shares from fSight acquisition	Fair value of derivative liability
Balance at December 31, 2022	$—	$—
Fair value at inception	2,167	23,525
Change in fair value	29	(12,247)
Transfer out of level 3	(2,196)	(11,278)
Balance at September 30, 2023	$—	$—

The fair value of the convertible note derivative liability was estimated using the Black-Scholes option pricing model using the following assumptions:

As of September 24, 2023 (1)
Expected volatility	58.6%
Risk-free interest rate	4.9%
Expected term (in years)	2.3
Expected dividend yield	—
(1)
The fair value of the convertible note derivative liability was remeasured on September 24, 2023, immediately prior to the execution of the Convertible Note Amendment.

During the three and nine months ended September 30, 2022, there were no transfers between Level 1, Level 2 and Level 3.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of September 30, 2023, the fair value and carrying value of the Company’s Convertible Promissory Note (Note 9) was $58.1 million and $29.3 million, respectively. As of December 31, 2022, the fair value and carrying value of the Company’s Series 2022-1 Notes was $21.0 million and $20.6 million, respectively. The estimated fair value for the Company’s Convertible Promissory Note and Series 2022-1 Notes was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

7.
Revenue Recognition

Geographic Revenue, Net

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes revenue, net by major geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
EMEA	$10,241	$13,999	$105,595	$30,861
Americas	3,576	6,681	21,776	15,818
APAC	3,287	2,144	8,617	3,703
Total revenue, net	$17,104	$22,824	$135,988	$50,382

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

The following table summarizes the changes in deferred revenue:

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at the beginning of the period	$623	$1,102	$1,122	$451
Deferral of revenue	4,673	5,347	27,842	12,200
Recognition of unearned revenue	(4,840)	(5,770)	(28,508)	(11,972)
Balance at the end of the period	$456	$679	$456	$679

As of September 30, 2023, the Company expects to recognize $0.5 million from remaining performance obligations over a weighted average term of 3.2 years.

The Company did not recognize any revenue that was included in the beginning contract liabilities balance during the three months ended September 30, 2023, and 2022. The Company recognized approximately $0.9 million and $0.2 million in revenue that was included in the beginning contract liabilities balance during the nine months ended September 30, 2023, and 2022, respectively.

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

The following table summarizes the changes in product warranty liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at the beginning of the period	$5,493	$3,662	$4,351	$3,393
Provision for warranty	460	321	1,810	629
Warranty usage	(146)	(66)	(354)	(105)
Balance at the end of the period	$5,807	$3,917	$5,807	$3,917

8.
Selected Financial Data

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventory, net	September 30, 2023	December 31, 2022
Raw materials	$1,063	$1,869
Work in process	—	31
Finished goods	57,448	23,293
Inventory reserve	(1,074)	(278)
Inventory, net	$57,437	$24,915

Property and equipment, net	Estimated Useful Life	September 30, 2023	December 31, 2022
Machinery and equipment	7 years	$5,297	$3,881
Vehicles	5 years	31	31
Computer software	5 years	201	185
Computer equipment	5 years	571	526
Furniture and fixtures	5 years	208	179
Leasehold improvements	3 - 6 years	236	42
Construction in progress		2	—
		6,546	4,844
Less: Accumulated depreciation		3,783	3,192
Property and equipment, net		$2,763	$1,652

For the three months ended September 30, 2023, and 2022 the Company recorded depreciation expense of $0.2 million and $0.2 million, respectively, in the condensed consolidated statements of operations and comprehensive income (loss). For the nine months

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

ended September 30, 2023, and 2022 the Company recorded depreciation expense of $0.6 million and $0.4 million, respectively, in the condensed consolidated statements of operations and comprehensive income (loss).

Accrued expenses and other current liabilities	September 30, 2023	December 31, 2022
Accrued vacation	$1,009	$829
Accrued compensation	1,647	624
Accrued interest	583	9
Accrued professional fees	911	2,502
Accrued warehouse and freight	1,093	143
Accrued other	1,443	275
Other current liabilities(1)	1,995	—
Accrued expenses and other current liabilities	$8,681	$4,382

(1)
Other current liabilities of $2.0 million for the period ended September 30, 2023, are primarily related to the contingent shares liability related to the acquisition of fSight in Q1 2023. See Note 4 for additional information.
9.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Convertible Promissory Note	$50,000	$—
Series 2022-1 Notes	—	20,833
Total	50,000	20,833
Less: unamortized debt discount and issuance costs	(20,666)	(191)
Less: current portion	—	(10,000)
Long-term debt, net of unamortized debt discount and current portion	$29,334	$10,642

Convertible Promissory Notes

On January 9, 2023, the Company entered into the Note Purchase Agreement with L1 Energy pursuant to which the Company issued the Convertible Promissory Note. Outstanding borrowings under the Convertible Promissory Note bears interest at a rate of 5.0% per year. The principal amount of the Convertible Promissory Note is due at the maturity date of January 9, 2026, and interest is payable semiannually beginning July 2023. As of September 30, 2023, there was $0.6 million of accrued interest in the condensed consolidated balance sheet.

Under the terms of the Note Purchase Agreement, the Convertible Promissory Note may be converted at the option of the note holder into shares of Common Stock or an equivalent equity instrument resulting from a public company event. The conversion price is based on a pre-money valuation divided by the aggregate number of the Company’s outstanding shares at the issuance date and adjusted for any cash dividends paid on the Company's capital stock. The conversion price and number of conversion shares are subject to standard anti-dilution adjustments. Upon a change of control event the note holder may (i) convert the Convertible Promissory Note immediately prior to the event into the Company’s common stock at a conversion price equal to the lesser of the Convertible Promissory Note’s original conversion price or the price per share of the Company’s common stock implied by the change of control event transaction agreement or (ii) require the redemption of the Convertible Promissory Note in cash, including the payment of a make-whole amount of all unpaid interest that would have otherwise been payable had the Convertible Promissory Note remained outstanding through the maturity date. In addition, the note holder may accelerate the repayment of the Convertible Promissory Note upon an event of default and the maturity will automatically be accelerated in the event of the Company’s insolvency or bankruptcy.

As a result of the Business Combination, the conversion options were bifurcated and accounted for as derivatives. Upon recognition, the Company recorded the conversion options at fair value and associated debt discount of $23.5 million. On September 24, 2023, the Company and L1 Energy entered into the Convertible Note Amendment which modified the conversion terms of the Convertible Promissory Notes. As a result, the conversion options no longer met the criteria to be bifurcated into a convertible note derivative liability; instead, the conversion options will now be reclassified to equity under ASC Topic 815, Derivatives and Hedging.

Immediately prior to the execution of the Convertible Note Amendment, the Company fair valued the convertible note derivative liability at $11.3 million. Please refer to Note 6, “Fair Value of Financial Instruments”, for further detail on the inputs for the final fair value calculation. The resulting change in fair value was recorded in the Company’s condensed consolidated statement of operation and

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

comprehensive income (loss). Subsequently, the convertible note derivative liability was reclassified to an equity classified derivative and was recorded into additional paid-in capital on the Company’s condensed consolidated balance sheet.

Future aggregate principal maturities of long-term debt are as follows as of September 30, 2023 (in thousands):

Remainder of 2023	$—
2024	—
2025	—
2026	50,000
Thereafter	—
$50,000

Series 2022-1 Notes

In January 2023, concurrently with the Convertible Promissory Note transaction, the Company repaid the Series 2022-1 Notes in full with the proceeds from the Convertible Promissory Note and wrote off $0.2 million of unamortized debt issuance costs related to the previously outstanding Series 2022-1 Notes, which are included in loss on debt extinguishment on the condensed consolidated statements of operations and comprehensive income (loss).

Senior Bonds

In January 2022, concurrently with the Series 2022-1 Notes transaction, the Company repaid the Senior Bonds in full with the proceeds from the Series 2022-1 Notes and wrote off $0.5 million of unamortized debt issuance costs related to the previously outstanding Senior Bonds and $3.1 million of expenses related to lender fees on the Series 2022-1 Notes, which are included in loss on debt extinguishment on the condensed consolidated statements of operations and comprehensive income (loss).

Net debt issuance costs are presented as a direct reduction of the Company’s long-term debt in the condensed consolidated balance sheets and amount to $23.9 million and $0.2 million as of September 30, 2023, and December 31, 2022, respectively. During the three months ended September 30, 2023, and 2022, the Company recorded amortization of $2.2 and $0.1 million, respectively, to interest expense pertaining to debt issuance costs. During the nine months ended September 30, 2023, and 2022, the Company recorded amortization of $3.2 million and $0.2 million, respectively, to interest expense pertaining to debt issuance costs.

10.
Commitments and Contingencies

Employment Agreements

The Company entered into employment agreements with key personnel providing compensation and severance in certain circumstances, as defined in the respective employment agreements.

Legal

In the normal course of business, the Company may become involved in litigation or legal disputes that are not covered by insurance. While the Company intends to vigorously defend itself with respect to such disputes, any potential outcomes resulting from such claims would be inherently difficult to quantify.

Indemnification Agreements

From time to time, in its normal course of business, the Company may indemnify other parties with which it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from third-party claims or a breach of representation or covenant. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision.

The Company has also indemnified its Directors and Executive Officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a Director or Executive Officer.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for any potential obligations at September 30, 2023.

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

Common Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance, on an as-if converted basis, were as follows:

As of September 30, 2023
Stock options issued and outstanding	5,145,445
Restricted stock units issued and outstanding	938,771
Shares available for potential conversion of L1 Convertible Note	5,305,437
Shares available for fSight Contingent Shares	258,033
Shares available for grant under 2023 Equity Incentive Plan	4,649,266
16,296,952

Common Stock Warrants

Legacy Tigo had outstanding warrants to purchase 1,915,372 shares of Legacy Tigo common stock (“Legacy Warrants”), which (prior to the consummation of the Business Combination) represented rights to purchase Legacy Tigo common stock. During the three and nine months ended September 30, 2023, 1,915,372 Legacy Warrants were net exercised resulting in the issuance of 1,491,229 shares of Common Stock. As of September 30, 2023, there were no Legacy Warrants outstanding.

In connection with the Business Combination, the Company assumed 5,750,000 warrants originally issued as part of ROCG’s units in ROCG’s initial public offering (the “Public Warrants”) and 18,750 warrants issued to the initial stockholders of ROCG in a private placement in connection with ROCG’s initial public offering (the “Private Warrants” and, together with the Public Warrants, the “Warrants”), which, in each case, entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. Except with respect to certain registration rights and transfer restrictions, the Private Warrants are identical to the Public Warrants. The Company has analyzed the Warrants and determined they are freestanding instruments and do not exhibit any of the characteristics in ASC 480, Distinguishing Liabilities from Equity, and therefore are not classified as liabilities under ASC 480, Distinguishing Liabilities from Equity.

On August 9, 2023, the Company announced the redemption of all of its outstanding Public Warrants and Private Warrants to purchase shares of Common Stock that were issued under the Warrant Agreement, dated as of August 5, 2021, by and among the Company and Continental Stock Transfer & Trust Company, as warrant agent, at a redemption price of $0.01 per Warrant for those Warrants that remain outstanding following 5:00 p.m. New York City time on September 8, 2023.

Under the terms of the Warrant Agreement, the Company was entitled to redeem all of its outstanding Warrants for $0.01 per Warrant if the reported closing price of the Company’s Common Stock was at least $18.00 per share on each of twenty trading days within a thirty trading day period ending on the third trading day prior to the date on which a notice of redemption is given. This performance threshold was achieved following the market close on August 4, 2023.

A total of 324,546 Warrants were exercised through September 8, 2023, resulting in proceeds, net of issuance costs, of $3.7 million. All other Warrants were redeemed on September 8, 2023.

The Company paid $0.1 million for the remaining Warrants that were not exercised as of September 8, 2023, which was recorded as a reduction to additional paid-in capital on the Company's condensed consolidated balance sheet. During the three and nine months ended September 30, 2023, there were 324,546 exercises of Warrants.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Convertible Preferred Stock

In connection with the Business Combination, as discussed in Note 3, the Company issued 47,918,992 shares of Common Stock to holders of convertible preferred stock of Legacy Tigo. No convertible preferred securities were outstanding as of September 30, 2023. Prior to the Business Combination, Legacy Tigo's convertible preferred stock was classified outside of stockholders’ deficit because the shares contained deemed liquidation rights that were contingent redemption features not solely within the control of Legacy Tigo. As a result, all of Legacy Tigo's convertible preferred stock was classified as mezzanine equity.

During the nine months ended September 30, 2022, Legacy Tigo sold an aggregate of 7,832,394 shares of its Series E convertible preferred stock (“Series E”) in exchange for gross proceeds of $41.0 million. Legacy Tigo incurred $0.1 million in issuance costs for the Series E sale.

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

Convertible Preferred Stock Warrants

Warrants to purchase a total of 1,064,446 shares of Series C convertible preferred stock of Legacy Tigo were initially recognized as a liability and recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date. As part of the Business Combination, Legacy Tigo convertible preferred stock was remeasured immediately before the Merger date, and was subsequently converted into Legacy Tigo common stock pursuant to the conversion rate in effect immediately prior to the consummation of the Business Combination and all related Legacy Tigo convertible preferred stock warrants were converted into warrants exercisable for shares of Common Stock with terms consistent with the Legacy Tigo convertible preferred stock warrants except for the number of shares exercisable and the exercise price, each of which was adjusted using the Exchange Ratio. In connection with the Business Combination, as discussed in Note 3, all outstanding Series C convertible preferred stock warrants were exercised resulting in the net issuance of 828,733 shares of convertible preferred stock which were immediately converted into Common Stock in connection with the recapitalization. As of September 30, 2023, there were no convertible preferred stock warrants outstanding.

12.
Stock-Based Compensation

The Company adopted the 2008 Stock Plan (“2008 Plan”) under which it may issue stock options to purchase shares of common stock, and award restricted stock and stock appreciation rights to employees, Directors and consultants. The 2008 Plan expired in March 2018 and all award issuance therefore ceased. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. Through September 30, 2023, there have been no exercises of common stock options prior to the vesting of such options. Options outstanding under the 2008 Plan will remain outstanding until they are exercised, canceled or expire.

In May 2018, the Company adopted the 2018 Stock Plan (“2018 Plan”) under which the Company may issue stock options to purchase shares of common stock, and award restricted stock and stock appreciation rights to employees, Directors and consultants.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Under the 2018 Plan, the Board of Directors may grant incentive stock options or nonqualified stock options. Incentive stock options may only be granted to Company employees. The 2018 Plan expired in May 2023 and all award issuance therefore ceased. The exercise price of incentive stock options and non-qualified stock options cannot be less than 100% of the fair value per share of the Company’s common stock on the grant date. If an individual owns more than 10% of the Company’s outstanding capital stock, the price of each share incentive stock option will be at least 110% of the fair value. Fair value is determined by the Board of Directors. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. Options outstanding under the 2018 Plan will remain outstanding until they are exercised, canceled or expire. Through September 30, 2023, there have been 1,458 exercises of common stock options prior to the vesting of such options.

In May 2023, the Company adopted the 2023 Equity Incentive Plan (“2023 Plan”) under which the Company may issue stock options to purchase shares of common stock, award restricted stock, restricted stock units (”RSU”), dividend equivalents, stock appreciation rights, and other stock-based or cash-based awards to employees, Directors and consultants.

Through September 30, 2023, the Company has granted 1,170,685 options to purchase shares of common stock and 938,771 RSU’s under the 2023 plan. The options and RSU’s generally vest over a four-year period following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter. Through September 30, 2023, there have been no options or RSU’s under the 2023 plan that have vested and there have been no exercises of any options or RSU’s.

Collectively, the 2008 Stock Plan, 2018 Stock Plan and the 2023 Equity Incentive Plan are referred to as “the Plans”. The Company has reserved 4,649,266 shares of common stock for future issuance under the Plans.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$180	$67	$292	$79
Sales and marketing	455	97	901	106
Cost of sales	59	30	113	35
General and administrative	580	147	831	173
Total stock-based compensation	$1,274	$341	$2,137	$393

Stock Options

The following table summarizes stock option activity for the Plans for the nine months ended September 30, 2023:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000's)
Outstanding at December 31, 2022	4,269,402	$1.08	6.07
Granted	1,489,681	$10.54
Exercised	(415,615)	$0.46
Cancelled	(198,023)	$2.56
Outstanding at September 30, 2023	5,145,445	$3.81	6.61	$21,683
Exercisable at September 30, 2023	2,625,266	$0.80	4.29	$16,304
Vested and expected to vest at September 30, 2023	5,145,445	$3.81	6.61

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The shares of the Company’s stock options prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.233335 established in the Business Combination as described in Note 3.

As of September 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $11.9 million, which the Company expects to recognize over a weighted-average period of 3.4 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options was determined using the methods and assumptions discussed below.

•
The expected term of employee options with service-based vesting is determined using the “simplified” method, as prescribed in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company's lack of sufficient historical data. The expected term of non-employee options is equal to the contractual term.
•
The expected volatility is based on historical volatilities of similar entities within the Company's industry which were commensurate with the expected term assumption as described in SAB No. 107.
•
The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
•
The expected dividend yield is 0% because the Company has not historically paid and does not expect in the foreseeable future to pay a dividend on its common stock.
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

The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	September 30, 2023	September 30, 2022
Expected volatility	68.1%	55.0%
Risk-free interest rate	4.1%	3.2%
Expected term (in years)	6.0	7.0
Expected dividend yield	—%	—%

Restricted Stock Units

The following table summarizes RSU activity for the Plans for the nine months ended September 30, 2023:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2022	—	$—
Granted	938,771	$11.39
Vested	—	$—
Cancelled	—	$—
Outstanding at September 30, 2023	938,771	$11.39

As of September 30, 2023, the total unrecognized compensation expense related to unvested RSU's was $10.2 million, which the Company expects to recognize over a weighted-average period of 2.7 years.

13.
Leases

As a lessee, the Company currently leases office space and vehicles in the United States, Italy, Israel, China, and Thailand. All of the Company leases are classified as operating leases. The Company has no leases classified as finance or sales-type leases. For leases with terms greater than 12 months, the Company records the related assets and obligations at the present value of lease payments over the term. Many of its leases include rental escalation clauses, renewal options and/or termination options that are factored into the Company’s determination of lease payments.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2023	2023
Operating lease costs	$325	$802
Variable lease costs	99	234
Total lease cost	$424	$1,036

Other information related to leases was as follows:

Nine Months Ended September 30,
Supplemental Cash Flows Information (in thousands)	2023
Cash paid for amounts included in the measurement of lease liabilities	$2,187

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	3.0	2.7
Weighted average discount rate	5.0%	5.4%

Future maturities of lease liabilities were as follows as of September 30, 2023:

(in thousands)	Operating Leases
Remainder of 2023	$328
2024	1,300
2025	549
2026	385
2027	335
Thereafter	64
Total future minimum lease payments	$2,961
Less: imputed interest	230
Present value of lease liabilities	$2,731

14.
Goodwill and Intangible Assets

As of September 30, 2023, the Company had a goodwill balance of $13.1 million. The goodwill balance is primarily related to the acquisition of fSight, refer to “Note 4” for further information.

The Company's intangible assets by major asset class are as follows:

	September 30, 2023
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(48)	$402
Customer relationships	10.0	170	(11)	159
Developed technology	10.0	1,820	(121)	1,699
Total intangible assets		$2,440	$(180)	$2,260

As of December 31, 2022, the Company did not have any intangible assets.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recognized amortization expense related to intangible assets of $0.1 million for the three months ended September 30, 2023, and none for the three months ended September 30, 2022. The Company recognized amortization expense related to acquired intangible assets of $0.2 million for the nine months ended September 30, 2023, and none for the nine months ended September 30, 2022. Amortization expense is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Amortization expense related to intangible assets at September 30, 2023 in each of the next five years and beyond is expected to be incurred as follows (in thousands):

(in thousands)	Amount
Remainder of 2023	$70
2024	270
2025	270
2026	270
2027	262
Thereafter	1,118
$2,260

15.
Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in both the United States and foreign jurisdictions. Significant judgment and estimates are required in determining the consolidated income tax expense.

In the second quarter of 2023, the Company assessed all available positive and negative evidence placing the most weight on objectively verifiable information. As such, the Company’s cumulative profit position was given the most weight and, based on estimated future sources of taxable income, the Company determined that the future benefits were more likely than not to be realized and released the valuation allowance against U.S. federal net deferred tax assets. The Company continued to record a valuation allowance against its state net deferred tax assets which is primarily the state of California deferred tax assets.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In the third quarter of 2023, the Company and its industry overall experienced a significant change in outlook. As a result of the significant number of bankruptcies by installers, higher than expected order cancellations and pushouts, slower than expected installation rates, higher inventory levels in the channel and a general slowdown in the macroeconomic environment in the third quarter of 2023, the Company assessed all available positive and negative evidence and determined that its U.S. federal net deferred tax asset is no longer more likely than not realizable and recorded a valuation allowance against its U.S. federal net deferred tax assets. In making this determination, the Company placed the most weight on objectively verifiable information which was the Company’s cumulative loss position.

During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. The discrete method of calculating the estimated effective tax rate involves the use of actual year-to-date information. The Company applied the discrete effective tax rate method for the period ended September 30, 2023. The Company determined that since nominal changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the discrete effective tax rate method would provide a more reliable estimate of income tax expense for the three and nine months ended September 30, 2023.

For the three months ended September 30, 2023, the Company recorded a tax expense and valuation allowance of $11.1 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Income tax expense was $11.0 million and $29,000 for the three and nine months ended September 30, 2023, respectively. The Company did not have income tax expense or income tax benefit for the three and nine months ended September 30, 2022.

The effective tax rates for the three months ended September 30, 2023, and 2022 were 27.4% and 0.0%, respectively. The effective tax rates for the nine months ended September 30, 2023, and 2022 were 0.0% and 0.0%, respectively. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended September 30, 2023, was the discrete tax expense of recording valuation allowance against U.S. net deferred tax assets. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

effective tax rate of 0.0% for the nine months ended September 30, 2023, was the change in valuation allowance which offset the tax benefit of book losses. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate of 0.0% for the three and nine months ended September 30, 2022, was the change in valuation allowance which offset the tax benefit of book losses.

As of September 30, 2023, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2013.

16.
Related Party Transactions

Series C-1 Convertible Preferred Stock

The Series C-1 convertible preferred stock (Note 8) was issued to certain existing stockholders.

Note Receivable from Related Parties and Related Party Payable

As of September 30, 2022, there was $0.1 million of full recourse promissory notes from the Company’s Chief Executive Officer and former Directors. The full recourse promissory notes were forgiven in December 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements of ROCG as of and for the years ended December 31, 2022 and 2021 and the related notes thereto contained on pages F-3 through F-24 of the Proxy Statement/Prospectus filed with the SEC on April 26, 2023, and for Legacy Tigo as of and for the years ended December 31, 2022 and 2021 and the related notes thereto contained on pages F-26 through F-53 of the Proxy Statement/Prospectus filed with the SEC on April 26, 2023. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “the Company” or other similar terms refer to the business and operations of Tigo Energy, Inc. and its subsidiaries prior to the Business Combination (“Legacy Tigo”) and Tigo Energy Inc. following the consummation of the Business Combination. References to “ROCG” refer to Roth CH Acquisition IV Co. prior to the consummation of the Business Combination.

Overview

We believe that we are a worldwide leader in the development and manufacturing of smart hardware and software solutions that enhance safety, increase energy yield, and lower operating costs of residential, commercial, and utility-scale solar systems. Our mission is to deliver products and solutions that are flexible and dependable, increase the energy generation of solar systems and lower operating costs. We expect to attract new customers and gain market share by expanding sales of our Module Level Power Electronics (“MLPE”) and Energy Intelligence Solution (“EI Solution”).

We have served the solar energy industry with advanced power electronics, including the manufacturing and development of our MLPE since inception in 2007 and of our EI Solution introduced in 2021. We combine Flex MLPE and solar optimizer technology with intelligent, cloud-based software capabilities for advanced energy monitoring and control.

We have historically focused on MLPE products, which are devices that attach to solar modules and can provide a number of features including improved safety and energy production. Our optimizers are designed to be highly flexible solutions that work with thousands of permutations of inverters and modules, providing the installer with significant choice when designing a system for the consumer. We began offering our EI solution to residential customers in the United States in September 2021 and to select customers in Europe in November 2022. Our products power everything from kilowatt-scale residential systems to much larger commercial, industrial, and utility systems, that scale to hundreds of megawatts on rooftop, ground-mounted, and floating applications.

We primarily offer products and services through distributors and solar installers. We have a worldwide footprint with product installations in over 100 countries and on all seven continents.

Recent Developments

Common Stock Warrant Redemption

In connection with the Business Combination (as defined below), we assumed 5,750,000 Public Warrants (as defined above) and 18,750 Private Warrants (as defined above), which, in each case, entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. Except with respect to certain registration rights and transfer restrictions, the Private Warrants are identical to the Public Warrants. On August 9, 2023, we announced the redemption of all outstanding Public Warrants and Private Warrants to purchase shares of Common Stock that were issued under the Warrant Agreement (as defined above)

Under the terms of the Warrant Agreement, we were entitled to redeem all outstanding Warrants for $0.01 per Warrant if the reported closing price of our Common Stock was at least $18.00 per share on each of twenty trading days within a thirty trading day period ending on the third trading day prior to the date on which a notice of redemption is given. This performance threshold was achieved following the market close on August 4, 2023.

A total of 324,546 Warrants were exercised through September 8, 2023, resulting in proceeds, net of issuance costs, of $3.7 million. All other Warrants were redeemed on September 8, 2023. We paid $0.1 million for the remaining Warrants that were not exercised as of September 8, 2023, which was recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheet.

The Business Combination

On December 5, 2022, we entered into an Agreement and Plan of Merger, by and among Legacy Tigo and Roth IV Merger Sub Inc., a wholly-owned subsidiary of ROCG (“Merger Sub”). On May 23, 2023, upon the terms and subject to the satisfaction or waiver of the conditions described in the Merger Agreement, Merger Sub merged with and into Legacy Tigo.

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

Pursuant to the Merger Agreement, at the Effective Time, each share of Legacy Tigo common stock issued and outstanding immediately prior to the Closing (including shares of Legacy Tigo common stock issued in the preferred stock conversion and warrant exercise prior to the closing but excluding shares owned by Legacy Tigo or any direct or indirect wholly owned subsidiary of Legacy Tigo as treasury stock, shares owned by ROCG, and shares of Legacy Tigo common stock issued and outstanding immediately prior to the Effective Time held by a holder who has not voted in favor of adoption of the Merger Agreement or consented thereto in writing and who is entitled to demand and has properly exercised appraisal rights of such shares in accordance with Section 262 of the Delaware General Corporation Law (as it may be amended from time to time, the “DGCL”) and otherwise complied with all of the provisions of the DGCL relevant to the exercise and perfection of dissenters’ rights) were canceled and converted into the right to receive 0.233335 shares of common stock, par value $0.0001 per share, of our (the “Common Stock”).

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

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which we were issuing stock for the net assets of ROCG. The net assets of ROCG were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be the Company’s.

The most significant change in our financial position and results upon consummation of the business combination is the conversion of the convertible preferred stock into common stock and additional paid-in capital (as compared to our consolidated balance sheet as of December 31, 2022).

Critical Accounting Estimates

Please refer to Note 2 “Summary of Significant Accounting Policies” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details regarding our significant accounting policies and consideration of recently issued accounting pronouncements.

Public Company Costs

Subsequent to the Business Combination, the Combined Company is an SEC-registered and Nasdaq-listed company. We have hired and expect to hire additional staff and implement new processes and procedures to address public company requirements in anticipation of and following the completion of the Business Combination. We also expect to incur substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director fees, internal control compliance, and additional costs for investor relations, accounting, audit, legal and other functions.

Key Operating and Financial Metrics

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe the operating and financial metrics presented are useful in evaluating our operating performance, as they are similar to measures by our public competitors and are regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects.

The following table sets forth these metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Revenue, net	$17,104	$22,824	$135,988	$50,382
Gross profit	$4,158	$6,588	$48,433	$14,803
Gross margin	24%	29%	36%	29%
Operating income (loss)	$(11,218)	$(2,093)	$5,267	$(3,055)
Net income (loss)	$29,056	$(2,421)	$13,790	$(7,940)

Gross Profit and Gross Margin

We define gross profit as total revenue, net less cost of revenue, and define gross margin, expressed as a percentage, as the ratio of gross profit to revenue. Gross profit and margin can be used to understand our financial performance and efficiency and allow investors to evaluate its pricing strategy and compare it against competitors. We use these metrics to make strategic decisions identifying areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward.

Key Factors that May Influence Future Results of Operations

Our financial results of operations may not be comparable from period to period due to several factors. Key factors affecting our results of operations are summarized below.

Demand for Products. The demand environment for our products in Europe and the United States has experienced a broad-based slowdown, primarily due to high interest rates and changes in net metering policies. This has resulted in elevated inventory with distributors and installers. We expect revenues to be adversely affected for the remainder of 2023 as our customers respond to this slower demand environment.

Unfavorable Macroeconomic and Market Conditions. The global macroeconomic and market uncertainty, including higher interest rates and inflation, has caused disruptions in financial markets and may continue to have an adverse effect on the U.S. and world economies. As a result, customers may decide to delay purchasing our products and services or not purchase at all. A tighter credit market for consumer and business spending could, in turn, adversely affect spending levels of installers and end users and lead to increased price competition for our products. Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, would adversely affect our business, results of operations and financial condition.

Managing Supply Chain. We rely on contract manufacturers and suppliers to produce our components. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. While we have diversified our supply chain, some of our suppliers and contract manufacturers are sole-source suppliers. Our concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. A significant portion of our supply chain originates in Thailand and China. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and delivery of our products, which would adversely impact our cash flows and results of operations, including revenue and gross margin. In addition, in a slowing economic environment, our inventory levels may continue to increase due to existing purchase commitments and our ability to negotiate volume pricing discounts may be impaired.

Expansion of U.S. Residential Sales. Our future revenue growth is, in part, dependent on our ability to expand product offerings and services in the U.S. residential market. In our North American market, revenue is generally generated from our product offerings and services in the commercial and industrial markets. In order to continue growth, we intend to expand our presence in the residential market through offerings with U.S. solar providers. We also expect to continue to evaluate and invest in new market opportunities internationally. We believe that our entry into new markets will continue to facilitate revenue growth and customer diversification.

Expansion of New Products and Services. We have made substantial investments in research and development and sales and marketing to achieve a leading position in our market and grow revenues. Our revenue is primarily generated from the sales and offerings of our MLPE systems. While we will continue to invest in research and development to expand the capabilities of our existing products and solutions, we intend to continue the development and promotion of our EI Solution. For the nine months ended September 30, 2023, and 2022, we generated approximately $12.1 million and $1.0 million, respectively, in revenue from offerings of our EI Solution.

Adding New Customers and Expansion of Sales with Existing Customers. We intend to target new customers in the U.S. residential market through offerings with residential solar providers. We primarily acquire new customers through collaboration with our industry partners and distributors. While we expect that a substantial portion of our future revenues in the near-term will be generated from our existing customers, we expect to invest in our sales and marketing to broaden reach with new residential customers in the U.S. and customers in Europe.

Results of Operations

Revenue, net

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Revenue, net	$17,104	$22,824	$(5,720)	(25)%	$135,988	$50,382	$85,606	170%

Three months ended September 30, 2023, and 2022

Revenue, net decreased for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to customers’ requests to delay certain purchase order deliveries originally scheduled for fulfillment in the third quarter of 2023 to either the fourth quarter of 2023 or first half of 2024 in response to higher inventory levels in the channel, order cancellations, and a general slowdown in the macroeconomic environment.

Nine months ended September 30, 2023, and 2022

Revenue, net increased for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to higher sales volumes as a result of increased acceptance of our products in the marketplace in the first half of 2023 and increased marketing activities.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
EMEA	$10,241	$13,999	$(3,758)	(27)%	$105,595	$30,861	$74,734	242%
Americas	3,576	6,681	(3,105)	(46)%	21,776	15,818	5,958	38%
APAC	3,287	2,144	1,143	53%	8,617	3,703	4,914	133%
Total revenue, net	$17,104	$22,824	$(5,720)	(25)%	$135,988	$50,382	$85,606	170%

Three months ended September 30, 2023, and 2022

•
EMEA - Revenue, net for the EMEA region decreased for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to customer requests to delay purchase order deliveries to the fourth quarter of 2023 or early 2024 in response to higher inventory levels in the channel, order cancellations, and a general slowdown in the macroeconomic environment.

•
Americas - Revenue, net for the Americas region decreased for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to a slowdown in growth in the United States residential sector, especially in California, which altered its net metering policy in April 2023.
•
APAC - Revenue, net for the APAC region increased for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to increased orders for our MLPE product line.

Nine months ended September 30, 2023, and 2022

•
EMEA - Revenue, net for the EMEA region increased for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to an overall increase in demand for cost-effective energy solutions as energy costs across the region have increased.
•
Americas - Revenue, net for the Americas region increased for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to increased orders for our MLPE product line and Energy Intelligence solution.
•
APAC - Revenue, net for the APAC region increased for the three and nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to increased orders for our MLPE product line.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$12,946	$16,236	$(3,290)	(20)%	$87,555	$35,579	51,976	146%
Gross profit	$4,158	$6,588	$(2,430)	(37)%	$48,433	$14,803	$33,630	227%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Gross margin	24%	29%	(5)%	36%	29%	6%

Three months ended September 30, 2023, and 2022

Cost of revenue decreased for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to a decrease in sales volumes and an increase in inventory reserve.

Gross margin decreased by 5% for the three months ended September 30, 2023, as compared to the same period in 2022 primarily due to an increase in excess and obsolete expense, which was partially offset by an increase attributable to margin improvement on our products due to cost reduction efforts and lower freight costs.

Nine months ended September 30, 2023, and 2022

Cost of revenue increased for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in sales volumes.

Gross margin increased by 6% for the nine months ended September 30, 2023, as compared to the same period in 2022 primarily due to cost reduction efforts on certain products and lower freight costs.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Research and development	$2,425	$1,621	$804	50%	$7,063	$4,476	$2,587	58%
Percentage of revenue, net	14%	7%			5%	9%

Three months ended September 30, 2023, and 2022

Research and development expense increased for the three months ended September 30, 2023, as compared to the same period in 2022 primarily due to higher personnel costs as a result of increased headcount. The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Nine months ended September 30, 2023, and 2022

Research and development expense increased for the nine months ended September 30, 2023, as compared to the same period in 2022 primarily due to higher personnel costs as a result of increased headcount. The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Sales and marketing	$5,601	$3,007	$2,594	86%	$15,536	$7,348	$8,188	111%
Percentage of revenue, net	33%	13%			11%	15%

Three months ended September 30, 2023, and 2022

Sales and marketing expense increased for the three months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to personnel costs as a result of increased headcount to facilitate our growth, and an increase in stock compensation expense primarily due to the grant of equity awards under our 2023 Equity Incentive Plan to support our increased headcount.

Nine months ended September 30, 2023, and 2022

Sales and marketing expense increased for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to higher personnel costs as a result of increased headcount to facilitate our growth, an increase in stock compensation expense primarily due to the grant of equity awards under our 2023 Equity Incentive Plan to support our increased headcount, and increased travel expense.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
General and administrative	$7,350	$4,053	$3,297	81%	$20,567	$6,034	$14,533	241%
Percentage of revenue, net	43%	18%			15%	12%

Three months ended September 30, 2023, and 2022

General and administrative expense increased for the three months ended September 30, 2023, as compared to the same period in 2022. The increase for the three months ended September 30, 2023, compared to the same period in 2022 was primarily related to an increase in the allowance for credit losses on certain aged receivable balances, an increase in personnel and facility costs as a result of increased headcount to facilitate our growth, and an increase in legal expense.

Nine months ended September 30, 2023, and 2022

General and administrative expense increased for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase for the nine months ended September 30, 2023, compared to the same period in 2022 was primarily related to an increase in merger and acquisition related expenses in connection with the Business Combination, increased legal expense, an increase in the allowance for credit losses on certain aged receivable balances, an increase in personnel and facility costs as a result of increased headcount to facilitate our growth, and an increase in insurance related expense.

Other Expenses, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands)	2023	2022	$	%	2023	2022	$	%
Change in fair value of preferred stock warrant and contingent shares liability	$(2,977)	$(45)	$(2,932)	6,516%	$143	$(37)	$180	(486)%
Change in fair value of derivative liability	(50,498)	—	(50,498)	100%	(12,247)	—	(12,247)	100%
Loss on debt extinguishment	—	—	—	—%	171	3,613	(3,442)	(95)%
Interest expense	2,875	392	2,483	633%	5,240	1,241	3,999	322%
Other (income) expense, net	(636)	(19)	(617)	3,247%	(1,859)	68	(1,927)	(2,834)%
Total other expenses, net	$(51,236)	$328	$(51,564)	(15,721)%	$(8,552)	$4,885	$(13,437)	(275)%

Three months ended September 30, 2023, and 2022

Change in fair value of preferred stock warrant and contingent shares liability decreased for the three months ended September 30, 2023, as compared to the same period in 2022 primarily due to additional costs related to the fair value of the contingent shares related to the acquisition of Foresight Energy Ltd. (“fSight”) in January 2023.

Change in fair value of derivative liability was an incremental decrease for the three months ended September 30, 2023. The Convertible Promissory Note (as defined above) contained conversion options that met the requirements for separate accounting and was accounted for as a convertible note derivative liability. The derivative instrument was recorded at fair value upon recognition on the Merger Date (as defined above) and was subject to remeasurement at the end of the reporting period. On September 24, 2023, we entered into the Convertible Note Amendment (as defined above) with L1 Energy (as defined above) to modify the conversion terms of the Convertible Promissory Note and, as a result of such amendment, the conversion options no longer meet the requirements to be bifurcated in accordance with ASC Topic 815, Derivatives and Hedging. The convertible note derivative liability was remeasured as of immediately prior to the execution of the Convertible Note Amendment. The carrying value of the convertible note derivative liability was reclassified to equity and was recorded into additional paid-in capital on our condensed consolidated balance sheet. See Note 6, “Fair Value of Financial Instruments” and Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Interest expense for the three months ended September 30, 2023, primarily consists of interest expense and the amortization of deferred debt issuance costs incurred on our Convertible Promissory Note. Interest expense for the three months ended September 30, 2022, primarily consists of interest expense primarily related to our Series 2022-1 Notes (as defined above).

Other income, net increased for the three months ended September 30, 2023, as compared to the same period in 2022, and is attributable to increased interest income earned on higher holdings of cash and cash equivalents and marketable securities.

Nine months ended September 30, 2023, and 2022

Change in fair value of preferred stock warrant and contingent shares liability increased for the nine months ended September 30, 2023, as compared to the same period in 2022 primarily due to an increase in the fair value of the Series C convertible preferred stock and the incremental increase contributed from the contingent shares related to the fSight acquisition. The Series C convertible preferred stock was converted to shares of Common Stock on May 23, 2023, as part of the Business Combination. See Note 3, “Merger with Roth CH Acquisition IV Co.,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Change in fair value of derivative liability was an incremental decrease for the nine months ended September 30, 2023. The Convertible Promissory Note contained conversion options that met the requirements for separate accounting and is accounted for as a convertible note derivative liability. The derivative instrument was recorded at fair value upon recognition on the Merger Date and was subject to remeasurement at the end of the reporting period. On September 24, 2023, we entered into the Convertible Note Amendment (as defined above) with L1 Energy (as defined above) to modify the conversion terms of the Convertible Promissory Note and, as a result of such amendment, the conversion options no longer meet the requirements to be bifurcated in accordance with ASC Topic 815, Derivatives and Hedging. The convertible note derivative liability was remeasured immediately prior to the execution of the Convertible Note Amendment. The carrying value of the convertible note derivative liability was reclassified to equity and was recorded into additional paid-in capital on our condensed consolidated balance sheet. See Note 6, “Fair Value of Financial Instruments” and Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The loss on debt extinguishment for the nine months ended September 30, 2023, is primarily related to the repayment of our Series 2022-1 Notes. The loss on debt extinguishment during the nine months ended September 30, 2022, was related to the repayment of our Senior Bonds.

Interest expense for the nine months ended September 30, 2023, primarily consists of interest expense and the amortization of deferred debt issuance costs incurred on our Convertible Promissory Note. Interest expense for the nine months ended September 30, 2022, primarily consists of interest expense primarily related to our Series 2022-1 Notes.

Other income, net increased for the nine months ended September 30, 2023, as compared to the same period in 2022, and is attributable to increased interest income earned on higher holdings of cash and cash equivalents and marketable securities.

Non-GAAP Financial Measures

The non-GAAP financial measures below have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, Adjusted EBITDA and Adjusted EBITDA Margin on Revenue should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

We use these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (i) monitor and evaluate the performance of our business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (iv) review and assess the operating performance of our management team; (v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

Adjusted EBITDA

We define adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and other expenses, net, income tax expense, depreciation and amortization, as adjusted to exclude stock-based compensation and merger and acquisition expenses (“M&A expenses”). We utilize adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of ours results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently.

The following table provides a reconciliation of adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Adjusted EBITDA:
Net income (loss)	$29,056	$(2,421)	$13,790	$(7,940)
Adjustments:
Total other (income) expenses, net	(51,236)	328	(8,552)	4,885
Income tax expense	10,962	—	29	—
Depreciation and amortization	284	178	820	404
Stock-based compensation	1,274	341	2,137	393
M&A expenses	152	2,000	4,399	2,000
Adjusted EBITDA (loss)	$(9,508)	$426	$12,623	$(258)

Liquidity, Capital Resources, and Going Concern

As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents, marketable securities, debt financing, and income from operations.

Historically, we have financed our operations primarily through financing transactions such as the issuance of convertible promissory notes and loans, and sales of equity securities. During the second quarter of 2023, we began experiencing a significant number of customer requests to delay purchase order deliveries from the third quarter of 2023 to the fourth quarter of 2023 or early 2024, in addition to a smaller number of unanticipated purchase order cancellations and returns. These factors increased our net loss during the third quarter of 2023. We believe these factors were caused by ongoing elevated inventory levels in the supply chain and a general market slowdown affecting our customers in the quarter.

As of September 30, 2023, we had an accumulated deficit of $61.0 million. Management closely monitors expenditures and is focused on obtaining new customers and continuing to develop our products. Cash from operations and our liquidity could also be affected by various risks and uncertainties, including, but not limited to, economic concerns related to interest rates, inflation or the supply chain, the effects of the COVID-19 pandemic, including timing of cash collections from customers and other risks which are detailed in the section entitled “Risk Factors” in Part II, Item 1A to this Quarterly Report on Form 10-Q.

We follow the provisions of FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, which requires us to assess our ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

We believe that with the existing cash, cash equivalents, and marketable securities as of September 30, 2023, and an increasing customer base, as well as proper management of expenditures, we have sufficient resources to sustain operations through November 2024. However, there can be no assurance that we will not require additional financing or that we can maintain or increase our current revenues.

Our future capital requirements will depend on many factors, including the revenue growth rate, the success of future product development and capital investment required, and the timing and extent of spending to support further sales and marketing and research and development efforts. In addition, we expect to incur additional costs as a result of operating as a public company. In the event that additional financing is required from outside sources, we cannot be sure that any additional financing will be available to us on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022
Net cash used in operating activities	$(29,379)	$(13,248)
Net cash used in investing activities	(40,919)	(662)
Net cash provided by financing activities	34,821	49,987
Net increase in cash, cash equivalents and restricted cash	$(35,477)	$36,077

Cash Flows Used in Operating Activities

Operating cash flows consists primarily of net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash used in operating activities increased by $16.1 million in the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to higher levels of inventory purchases combined with lower sales volumes in the third quarter of 2023 and an increase in days sales outstanding in accounts receivable.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $40.3 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the purchase of marketable securities and property and equipment. This was partially offset by an increase in cash provided by the proceeds from the sale and maturities of a portion of the marketable securities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased by $15.2 million in the nine months ended September 30, 2023, compared to the same period in 2022. For the nine months ended September 30, 2023, we received proceeds of $50.0 million from the Convertible Promissory Note, proceeds of $3.7 million from the redemption of the common stock warrants, and proceeds of $2.2 million from the Merger (as defined above), which was partially offset by the $20.8 million repayment of the Series 2022-1 Notes.

For the nine months ended September 30, 2022, we received proceeds of $41.0 million from the sale of Series E convertible preferred stock and proceeds of $25.0 million from the Series 2022-1 Notes. This was partially offset by the $10.0 million repayment of our Senior Bonds (as defined above), $3.5 million of payments due to financing costs, and $2.5 million in repayment of the Series 2022-1 Notes.

Contractual Obligations

Our contractual obligations primarily consist of our Convertible Promissory Note, obligations under operating leases and inventory component purchases. As of September 30, 2023, there have been no material changes from our disclosure in the Proxy Statement/Prospectus filed with the SEC on April 26, 2023. For more information on our future minimum operating leases, see Note 13, “Leases” and for more information on our Convertible Promissory Notes and other related debt, see Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2023, based on the material weaknesses identified below.

Material Weakness in Internal Control over Financial Reporting

As discussed elsewhere in this Quarterly Report on Form 10-Q, the Company completed the Merger on May 23, 2023. Prior to the Merger, Roth CH Acquisition IV Co. disclosed in Item 4. of its Form 10-Q filed on April 12, 2023, a material weakness in internal controls over financial reporting related to the accounting for complex financial instruments. Management has concluded this material weakness has not been remediated as an internal control deficiency was identified relating to the accounting for the conversion feature embedded in the Company’s Convertible Promissory Notes. Notwithstanding this material weakness, we have concluded that our unaudited financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that may not be detected.

Remediation and Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

Other than the changes made to remediate the material weakness described above, and the material weaknesses remediated described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our securities involves risks. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only risks and uncertainties that we face. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, prospects, financial condition or operating results. The following discussion should be read in conjunction with our financial statements and notes to our financial statements included herein, as well as the other documents that we file with the Securities and Exchange Commission.

Risks Related to Our Business and Industry

We have a history of generating net losses, and if we are unable to achieve adequate revenue growth while our expenses increase, we may not achieve or maintain profitability in the future.

We have a history of incurring net losses, and we may not achieve or maintain profitability in the future. We experienced net losses of $7.0 million and $4.9 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $61.0 million. In the third quarter of 2023, we also experienced higher operating losses than in previous quarters, primarily as a result of higher channel inventories, order cancellations and a slowdown in the macroeconomic environment. As a result, we cannot accurately predict when or whether we will reach or maintain profitability. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales, and marketing activities, research and development as we continue to develop our products and services, and maintain high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

Further, we may make decisions that would adversely affect our short-term operating results if we believe those decisions will improve the experiences of our customers and if we believe such decisions will improve our operating results over the long term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

The rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our future prospects. Our entry into other adjacent markets is new and highly competitive and it is difficult to evaluate our future in these new markets as well.

The rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. The future energy management services that we intend to offer are new to us and these are highly competitive markets in which we will need to compete. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as we continue to grow our business. The viability and demand for our products may be affected by many factors outside of our control, including, but not limited to:

•
cost competitiveness, reliability and performance of our solar systems compared to conventional and non-solar renewable energy sources and products;
•
competing new technologies at more competitive prices than those we offer for our products;
•
availability and amount of government subsidies and incentives to support the development and deployment of solar energy solutions;
•
the extent to which the electric power industry and broader energy industries are deregulated to permit broader adoption of solar electricity generation;
•
prices of traditional carbon-based energy sources;
•
levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows; and
•
the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.

Developments in alternative technologies or improvements in distributed solar energy generation may have a material adverse effect on demand for our products.

Significant developments in alternative technologies, such as advances in other forms of distributed solar photovoltaic (“PV”) power generation, storage solutions (such as batteries), the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production, may have a material adverse effect on our business and prospects. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

The solar industry has historically been cyclical and experienced periodic downturns, including the current downturn.

Our future success partly depends on continued demand for solar PV systems in the end-markets we serve, including residential, commercial and utility sectors across the world. The solar industry has historically been cyclical and is currently experiencing a downturn which has affected the demand for our products. Challenging business conditions, mainly as a result of overproduction, higher interest rates, and reductions in applicable governmental subsidies, have also contributed to demand decreases. Therefore, the solar industry may suffer significant or sustained downturns now or in the future, which has in the past and could in the future adversely affect demand for our solar products and our results of operations.

Defects or performance problems in our products or delays, disruptions, or quality control problems in our manufacturing operations could result in loss of customers, reputational damage, and decreased revenue, and we may face warranty, indemnity, and product liability claims arising from defective products. If any energy storage systems procured from original equipment manufacturer (“OEM”) suppliers and provided to our customers contain manufacturing defects, our business and financial results could be adversely affected.

Although our products meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products, or components thereof, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. A product recall of a competitor’s product may also result in negative publicity towards the market we operate in and damage our brand.

Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition. If one of our products were to cause injury to someone or cause property damage then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects, or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions for the industry as a whole.

Depending on the product, we offer a 5-to-25-year limited warranty for our products covering defects in design, materials, workmanship, and manufacturing of our products under proper use and service conditions. Therefore, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expenses to repair or replace defective products in the future or to compensate customers for defective products.

Our business has been and could continue to be affected by seasonal trends and construction cycles.

We have been and could continue to be subject to industry-specific seasonal fluctuations. Historically, the majority of our revenues are from the North American and European regions which experience higher sales of our products in the second and third quarters and have been affected by seasonal customer demand trends, including weather patterns and construction cycles. The first and fourth quarters historically have had softer customer demand in our industry, due to these same factors. In addition, construction levels of new solar PV projects, which create demand for our products, are typically slower in colder and wetter months. In European countries with Feed-in-Tariffs (FiTs), the construction of solar PV systems requiring our products may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum FiT and the fact that the coldest winter months are January through March. Accordingly, our business and quarterly results of operations could be affected by seasonal fluctuations in the future.

We depend upon a small number of outside contract manufacturers, and our business and operations could be disrupted if we encounter problems with these contract manufacturers.

We heavily rely upon our contract manufacturers to manufacture most of our products. We mainly rely on four contract manufacturers. Any change in our relationship or contractual terms with our contract manufacturers, or changes in our contract manufacturers’ ability to comply with their contractual obligations could adversely affect our financial condition and results of operations. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. In addition, we will remain heavily dependent on suppliers of the components needed for our manufacturing.

The revenues that our contract manufacturers generate from our orders represent a relatively small percentage of their overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner, especially in light of restrictions imposed by COVID-19. In addition, the facilities in which our products are manufactured are located outside of the U.S., currently in Thailand and China. The location of these facilities outside of key markets such as the U.S. increases shipping time, thereby causing a long lead time between manufacturing and delivery.

If our contract manufacturers were unable or unwilling to manufacture our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify, and select acceptable alternative contract manufacturers, which may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers or increase our shipping costs to make up for delays in manufacturing, which in turn could reduce our revenues, harm our relationships with our customers, subject us to liquidated damages for late deliveries, and damage our reputation with local installers and potential end-users, all of which will cause us to forego potential revenue opportunities. Further, the ramp of a new contract manufacturer is time-consuming and draining on the resources of our operations team.

We rely primarily on distributors and installers of solar financing to assist in selling our products to customers, and the failure of these providers to perform at the expected level, or at all, could have an adverse effect on our business, financial condition and results of our operations.

During the years ended December 31, 2022, and 2021, our largest customer accounted for approximately 11% and 14%, respectively, of our annual revenue, net for such period. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control. The agreements we have with some of our largest customers do not have long-term purchase commitments. While we do not believe we are dependent on any one individual customer in the long-term, the loss of, or events affecting, one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

In addition, we do not have exclusive arrangements with our third-party distributors. Many of our distributors also market and sell products from our competitors. These distributors may terminate their relationships with us at any time and with little or no notice. Further, these distributors may fail to devote resources necessary to sell our products at the prices, in the volumes, and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Termination of agreements with current distributors, failure by these distributors to perform as expected, or failure by us to cultivate new distributor relationships, could hinder our ability to expand our operations and harm our revenue and results of operations.

We anticipate a significant portion of our future sales will come from residential solar energy system customers in the U.S. If our expectations do not materialize, our revenue, financial condition and business could be adversely affected.

We anticipate a portion of our revenue growth will be driven by residential solar energy system customers in the U.S. If our expectations do not materialize, or if we lose key residential solar energy system customers, or if key residential solar energy system customers reduce or stop placing orders for our high-volume products, our financial results could be adversely affected. Significant reductions in sales to this customer, or any other large, direct customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition, and business.

The loss of, or events affecting, one or more of our major customers could reduce our sales and have an adverse effect on our business, financial condition and results of operations.

Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party by providing written notice ahead of an annual renewal. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. We may also be affected by events impacting our large customers that result in their decreasing their orders with us or impairing their ability to pay for our products. The loss of, or events affecting, one or more of our large customers have had from time to time and could in the future have a material adverse effect on our business, financial condition and results of operations.

Our MLPEs may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.

If we fail to achieve broader market acceptance of our products, there would be an adverse impact on our ability to increase our revenue, and gain market share. Our ability to achieve broader market acceptance for our products will be impacted by a number of factors, including:

•
our ability to produce products that compete favorably against other solutions on the basis of price, quality, reliability and performance;
•
our ability to timely introduce and complete new designs and timely qualify and certify our products;

•
whether installers, system owners and solar financing providers will continue to adopt our systems, which have a relatively limited history with respect to reliability and performance;
•
whether installers, system owners and solar financing providers will adopt our storage solution, which is a relatively new technology with a limited history with respect to reliability and performance;
•
the ability of prospective system owners to obtain long-term financing for solar PV installations based on our product platform on acceptable terms or at all;
•
our ability to develop products that comply with local standards and regulatory requirements, as well as potential in-country manufacturing requirements; and
•
our ability to develop and maintain successful relationships with our customers and suppliers.

In addition, our ability to achieve increased market share will depend on our ability to increase sales to established solar installers, who have traditionally sold central or string inverters, or who currently sell DC-to-DC optimizers. These installers often have made substantial investments in design, installation resources and training in traditional central or string inverter systems or DC optimizers, which may create challenges for us to achieve their adoption of our solutions.

Mergers in the solar industry among our current or potential customers may adversely affect our competitive position.

There has been an increase in consolidation activity among distributors, large installers, and other strategic partners in the solar industry. For example, in October 2020, Sunrun, a leading provider of residential solar, battery storage and energy services, acquired Vivint Solar. If this consolidation continues, it will further increase our reliance on a small number of customers for a significant portion of our sales and may negatively impact our competitive position in the solar market.

Our recent and planned expansion into existing and new geographic markets or new product lines or services could subject us to additional business, financial, and competitive risks.

We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen and expand our market position, our technological capabilities, or provide synergy opportunities. For example, we intend to continue to introduce new products targeted at large commercial and utility-scale installations and to continue to expand into other international markets.

Our success operating in these new markets will depend on a number of factors, including our ability to develop solutions to address the requirements of residential and utility-scale solar PV markets, timely certification of new products, our ability to manage increased manufacturing capacity and production, and to identify and integrate any acquired businesses.

Further, we expect these new solar PV markets and the additional markets we have entered, or may enter, to have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties, or other trade restrictions, limited or unfavorable intellectual property protection, international, political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended.

Failure to develop and introduce these new products successfully, to successfully integrate acquired businesses or to otherwise manage the risks and challenges associated with our potential expansion into new product and geographic markets, could adversely affect our revenues.

We anticipate a significant increase in revenue from our Energy Intelligence solution (“EI solution”). Revenue from the Tigo EI solution will partially depend on our ability to educate existing and potential customers on the benefits of our EI solution. Should a market fail to develop for our EI solution, our actual operating results may differ materially from the forecasted results.

Our future success depends, in part, on the commercial acceptance of our EI solution. The market for our EI solution is relatively new and rapidly evolving. If we are unable to educate our existing and potential customers about the advantages of our EI solution over competing products and services, our ability to sell our EI solution will be limited. In addition, the energy storage market is rapidly evolving and, therefore, it is difficult to accurately assess the size of the addressable market and we may have limited insight into trends that may emerge and affect our business, results of operations or financial condition. If the market for our demand response solutions and EI solution does not continue to develop, or if we do not keep up with market trends, our ability to grow our business could be limited and we may not be able to operate profitably.

Our success in marketing and selling our products depend, in part, upon our ability to continue to work closely with leading solar manufacturers.

We continue to work on variants of our integrated solar systems that are compatible with all major module manufacturers. The market success of such integrated solar PV solutions and future product offerings will depend in part on our ability to continue to work closely with major solar module manufacturers to ensure our products remain compatible with their designs and products going forward. We may not be able to encourage solar module manufacturers to work with us on the development of such compatible solutions for a variety of reasons, including differences in marketing or selling strategy, competitive considerations, lack of competitive pricing and technological compatibility. In addition, our ability to form effective partnerships with solar module manufacturers may be adversely affected by the substantial challenges faced by many of these manufacturers due to declining prices and revenues from sales of solar modules and the tariffs in the U.S.

We have in the past, and may in the future, face product liability lawsuits which, regardless of outcome, can be expensive to defend, divert the attention of management, and lead to reputational harm.

Solar power systems have the capacity to produce high electric voltages. The component parts in such systems may experience a breakdown of continuity or breakdown of insulation, which can generate sustained electrical arcs. Electrical arcs produce a discharge of electric current across a gap in a circuit, which creates a risk of thermal events, damage or injury to installers and other personnel. We have in the past, and may in the future, face product liability lawsuits and adverse publicity as a result of thermal events, which may cause reputational damage, divert the attention of management or adversely affect our financial condition.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our hardware and software-enabled services, and negatively impact our business, financial condition and operating results. In particular, we are highly dependent on the services of our Chief Executive Officer and Chairman, as he possesses technical knowledge of our business, operations, and strategy. If we lose his services or if he decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be materially harmed. We also depend on the skills and knowledge of our Chief Financial Officer, Vice President of Hardware R&D and Vice President of Software R&D. We cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the San Francisco Bay Area, where our principal offices are located.

All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled executives and employees in the technology industry is intense, and our competitors have targeted individuals in our organization that have desired skills and experience. If we are not able to continue to attract, train and retain our leadership team and our qualified employees necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. To help attract, retain and motivate our executives and qualified employees, we use stock-based incentive awards, including restricted stock units. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our executives and employees could be weakened, which could harm our business and results of operations. Also, if the value of our stock awards increases substantially, this could potentially create substantial personal wealth for our executives and employees and affect our ability to retain our personnel. In addition, any future restructuring plans may adversely impact our ability to attract and retain key employees.

Any failure by management to properly manage growth could have a material adverse effect on our business, operating results and financial condition.

Our business has grown rapidly, and if our business develops as currently expected, we anticipate that we will continue to grow rapidly in the near future. Our expected rapid growth could place significant demands on our management, operations, systems, accounting, internal controls and financial resources, and it may also negatively impact our ability to retain key personnel. If we experience difficulties in any of these or other areas, we may not be able to expand our business successfully or effectively manage our growth. Any failure by management to manage our growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

We may not realize the anticipated benefits of past or future acquisitions, including our recent acquisition of Foresight Energy Ltd. (“fSight”), and the integration of fSight or other acquired businesses may disrupt our business and management, which could adversely affect our business, operating results and financial condition.

On January 25, 2023, we acquired all the issued and outstanding share capital of fSight, a software company organized under the laws of the state of Israel. We may not realize the anticipated benefits of our acquisition of fSight, or such other acquisitions, and we may encounter substantial difficulties, costs and delays involved in integrating such businesses into our operations, including exposure to unknown liabilities, failure to maximize our financial and strategic position, failure to achieve planned synergies or expected financial results benefits and failure to realize the potential of fSight’s technologies or properly obtain or secure protection of intellectual property rights. Ultimately, there can be no assurance that we will successfully integrate our acquisition of fSight, or any future acquisition and we may not realize the benefits of such acquisitions to the extent anticipated, which could adversely affect our business, operating results and financial condition.

Risks Related to Legal, Compliance and Regulations

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications across various jurisdictions in which we operate could reduce demand for solar PV systems and harm our business.

We have a worldwide footprint and have product installations in over 100 countries on all seven continents. We generated 73% and 61% of our revenues from foreign customers during the years ended December 31, 2022, and 2021, respectively. Given our dynamic customer makeup across the world, we and our customers are subject to governmental policies applicable to renewable energy development in numerous jurisdictions.

Federal, state, local and foreign government bodies provide incentives to promote solar electricity in the form of rebates, tax credits or exemptions and other financial incentives. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives. Because our customers’ sales are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and incentives for on-grid solar electricity may negatively affect the desirability of solar electricity and could harm or halt the growth of the solar electricity industry and our business. For instance, the Renewable Energy and Job Creation Act of 2008 provided a 30% federal tax credit for residential and commercial solar installations through December 31, 2019, which was reduced to a tax credit of 26% for any solar energy system that began construction during 2020 through December 31, 2022, and 22% thereafter to December 31, 2023, before being reduced to 10% for commercial installations and 0% for residential installations beginning on January 1, 2024. As a result, several of our customers explored opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the historical 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which among other things, extended the 30% investment tax credit for installations of solar systems through the end of 2032, reduced to 26% for 2033, 22% for 2034 and 0% thereafter. These tax credits could be reduced or eliminated as part of future U.S. tax legislation, changes or regulatory reform initiatives by the current Congress or the new presidential administration. The reduction in the investment tax credit could reduce the demand for solar energy solutions in the U.S. which would have an adverse impact on our business, financial condition and results of operations. Furthermore, due to the continued economic downturn from COVID-19, many of the institutions utilizing investment tax credit may significantly pull back or no longer have the ability to invest, meaning that financing for solar projects may become seriously diminished.

In general subsidies and incentives may expire on a particular date, end when the allocated funding is reduced or terminated due to, inter alia, legal challenges, adoption of new statutes or regulations or the passage of time. These reductions or terminations often occur without warning.

In addition, net energy metering tariffs are being evaluated and, in some instances modified, which may have a negative impact on future inverter sales. Any future legislative or regulatory changes in the jurisdictions in which we operate may discourage further growth in the residential solar market.

Certain countries have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for the solar energy solutions in Europe.

In addition, several jurisdictions have adopted renewable portfolio standards mandating that a certain portion of electricity delivered by utilities to customers come from a set of eligible renewable energy resources, such as solar, by a certain compliance date. Under some programs, a utility can receive a “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used or sold by the generator. A renewable energy credit allows the utility to add this electricity to its renewable portfolio requirement without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue. Reduction or elimination of renewable portfolio standards or successful efforts to meet current standards could harm or halt the growth of the solar PV industry and our business.

Federal, state, local and foreign tax credits, grants and other incentive programs have had a positive effect on our sales since inception. However, unless these programs are further extended or modified to allow for continued growth in the residential solar market, the phase-out of such programs could adversely affect sales of our products in the future. Reductions in incentives and uncertainty around future energy policy, including local content requirements, have negatively affected and may continue to negatively affect our business, financial condition, and results of operations as we seek to increase our business domestically and abroad. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition and results of operations.

Changes to net metering policies have reduced, and any future changes may continue to reduce, demand for electricity from solar PV systems, which could harm our business.

Our business benefits from favorable net metering policies in most U.S. states and some European countries. Net metering allows a solar PV system owner to pay his or her electric utility only for power usage net of production from the solar PV system. System owners receive credit for the energy that the solar installation generates to offset energy usage at times when the solar installation is not generating energy. Under a net metering program, the customer typically pays for the net energy used or receives a credit against future bills if more energy is produced than consumed.

Most U.S. states have adopted some form of net metering. Yet, net metering programs have recently come under regulatory scrutiny in some U.S. states due to allegations that net metering policies inequitably shift costs onto non-solar ratepayers by allowing solar ratepayers to sell electricity at rates that are too high for utilities to recoup their fixed costs. For example, in 2019, Louisiana Public Service Commissions adopted net metering policies aiming at lowering the solar customers’ savings. In addition, policies adopted by the California Public Utilities Commission, which became effective in April 2023, lowered the current net energy metering tariffs and imposed a new grid-connection fee on new rooftop solar users. Such policies have, and may continue to have, impacts on the demand for our solutions in the state of California. We cannot assure you that these programs will not be significantly modified going forward.

If the value of the credit that customers receive for net metering is reduced, end-users may be unable to recognize the current level of cost savings associated with net metering. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately affect end-users that use net metering would significantly limit demand for our products and could have a material adverse effect on our business, financial condition, results of operations and future growth.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory, and economic barriers to the purchase and use of solar PV systems that may significantly reduce demand for our products or harm our ability to compete. In addition, determinations of various regulatory bodies regarding lack of compliance with certifications or other regulatory requirements could harm our ability to sell our products in certain countries.

Federal, state, local and foreign government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies could deter purchases of solar PV systems sold by our customers, significantly reducing the potential demand for our products. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to use solar PV systems sold by our customers and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar PV systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, could require the price of solar PV systems and their component parts to be lower in order to compete with the price of electricity from the electric grid.

Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the U.S., Europe, or other jurisdictions in which we do business could have a material adverse effect on our business, financial condition and results of operations. Any changes to government or internal utility regulations and policies that favor electric utilities could reduce the competitiveness of solar PV systems sold by our customers and cause a significant reduction in demand for our products and services. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition, and results of operations.

Compliance with various regulatory requirements and standards is a prerequisite for placing our products on the market in most countries in which we do business. We have all such certifications but there are at times, challenges by local administrative telecommunications, consumer board or other authorities that can place sales bans on products. We maintain our position that all of our current products are tested, approved and compliant with relevant regulations, any adverse ruling can have a negative impact on our business and reputation.

Our management has limited experience in operating a public company. The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses that will result from being a public company may be greater than we anticipate.

Our management team, including our executive officers, has limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. The implementation of the standards and controls necessary for us to achieve and maintain the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is likely that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

The installation and operation of our energy storage systems are subject to environmental laws and regulations in various jurisdictions, and there is uncertainty with respect to the interpretation of certain environmental laws and regulations to our energy storage systems, especially as these regulations evolve over time.

We are subject to national, state and local environmental laws and regulations, as well as environmental laws in those foreign jurisdictions in which we operate. Environmental laws and regulations can be complex and may change often. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. We are committed to compliance with applicable environmental laws and regulations, including health and safety standards, and we continually review the operation of our energy storage systems for health, safety and compliance. Our energy storage systems, like other battery technology-based products of which we are aware, produce small amounts of hazardous wastes and air pollutants, and we seek to ensure that they are handled in accordance with applicable regulatory standards.

Maintaining compliance with laws and regulations can be challenging given the changing patchwork of environmental laws and regulations that prevail at the U.S. federal, state, regional and local level and in foreign countries in which we operate. Most existing environmental laws and regulations preceded the introduction of battery technology and were adopted to apply to technologies existing at the time, namely large, coal, oil or gas-fired power plants. Currently, there is generally little guidance from these agencies on how certain environmental laws and regulations may, or may not, be applied to our technology.

In many instances, our technology is moving faster than the development of applicable regulatory frameworks. It is possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the sale to and installation by customers of energy storage systems, result in fines, require their modification or replacement, or trigger claims of performance warranties and defaults under customer contracts that could require us to refund hardware or service contract payments, any of which could adversely affect our business, financial performance and reputation.

We are subject to risks related to corporate social responsibility.

We are facing increasing scrutiny related to our environmental, social and governance (“ESG”) practices and requested disclosures by institutional and individual investors who are increasingly using ESG screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact relationships with investors. Certain market participants including major institutional investors use third-party benchmarks or scores to measure our ESG practices in making investment decisions. Furthermore, some of our customers and suppliers evaluate our ESG practices or request that we adopt certain ESG policies as a condition of awarding contracts. In addition, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforced actions and/or private litigation. As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting.

Our significant international operations subject us to additional risks that could adversely affect our business, results of operations and financial condition.

We have significant international operations, and we are continuing to expand our international operations as part of our growth strategy. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

Our international operations may fail to succeed due to risks inherent in operating businesses internationally, such as:

•
our lack of familiarity with commercial and social norms and customs in countries which may adversely affect our ability to recruit, retain and manage employees in these countries;
•
difficulties and costs associated with staffing and managing foreign operations;
•
the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;
•
compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•
legal systems in which our ability to enforce and protect our rights may be different or less effective than in the United States and in which the ultimate result of dispute resolution is more difficult to predict;
•
higher employee costs and difficulty in terminating non-performing employees;
•
differences in workplace cultures;
•
unexpected changes in regulatory requirements;
•
tariffs, export controls and other non-tariff barriers such as quotas and local content rules;
•
more limited protection for intellectual property rights in some countries;
•
adverse tax consequences, including as a result of transfer pricing adjustments involving our foreign operations;
•
fluctuations in currency exchange rates;
•
anti-bribery compliance by us or our partners;
•
restrictions on the transfer of funds;
•
global epidemics, pandemics, or contagious diseases; and
•
new and different sources of competition.

Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.

Our business could be adversely affected by trade tariffs or other trade barriers.

In recent years, China and the U.S. have each imposed tariffs, and there remains a potential for further trade barriers. These barriers may escalate into a trade war between China and the U.S. Tariffs could potentially impact our hardware component prices and impact any plans to sell products in China and other international markets. In addition, these developments could have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Current or future litigation or administrative proceedings could have a material adverse effect on our business, financial condition and results of operations.

We have been and continue to be involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. In addition, since our energy storage system is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation. Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. Any inability to enforce our patents against our competitors or any finding that our patents are invalid, including in our current litigation or administrative proceedings, could have a materially adverse effect on our business, financial condition, or results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.

Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act, or Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, and allowing for the expensing of certain capital expenditures. The 2020 Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, modified certain provisions of the Tax Act. In addition, on August 16, 2022, the IR Act, among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations and a 1% excise tax on corporate stock repurchases by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. The exact impact of the Tax Act, the CARES Act and the IR Act for future years is difficult to quantify, but these changes could materially affect our effective tax rate in future periods, in addition to any changes made by new tax legislation.

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.

Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. As we expand the scale of our business activities, changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals. Any such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements, which could have a material adverse effect on our operating results or cash flows in the relevant period or periods.

Market Opportunity Risks

The market for our products is highly competitive and we expect to face increased competition as new and existing competitors introduce power optimizers, inverters, solar PV system monitoring and other smart energy products, which could negatively affect our results of operations and market share.

The market for solar PV solutions is highly competitive. We principally compete with traditional inverter manufacturers as well as microinverter manufacturers. Currently, our system competes with products from traditional inverter manufacturers, and microinverter manufacturers. Over the past few years, several new entrants to the inverter and MLPE market, including low-cost Asian manufacturers, have announced plans to ship or have already shipped products in markets in which we sell our products, including, with respect to sales in Australia and in Europe. We expect competition to intensify as new and existing competitors enter the market. In addition, there are several new entrants, including ourselves, that are proposing or have proposed solutions to the rapid shutdown functionality which has become a regulatory requirement for PV rooftop solar systems in the United States. Our competitors may offer a more a price competitive and technologically attractive solution to the residential solar PV market, which could make it more difficult for us to maintain market share.

Several of our existing and potential competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our products in order to compete effectively. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our financial condition and results of operations would suffer.

In addition, competitors may be able to develop new products more quickly than us, may partner with other competitors to provide combined technologies and competing solutions and may be able to develop products that are more reliable or that provide more functionality than ours.

A drop in the retail price of electricity derived from the utility grid or from alternative energy sources may harm our business, financial condition, results of operations, and prospects.

Decreases in the retail prices of electricity from the utility grid, or other renewable energy resources, would make the purchase of solar PV systems less economically attractive and would likely lower sales of our products. The price of electricity derived from the utility grid could decrease as a result of:

•
construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;
•
relief of transmission constraints that enable local centers to generate energy less expensively;
•
reductions in the price of natural gas, or alternative energy resources other than solar;
•
utility rate adjustment and customer class cost reallocation;
•
energy conservation technologies and public initiatives to reduce electricity consumption;
•
development of smart-grid technologies that lower the peak energy requirements of a utility generation facility;
•
development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and
•
development of new energy generation technologies that provide less expensive energy.

Moreover, technological developments in the solar components industry could allow our competitors and their customers to offer electricity at costs lower than those that can be offered by us and our customers, which could result in reduced demand for our products. If the cost of electricity generated by solar PV installations incorporating our systems is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.

An increase in interest rates or tightening of the supply of capital in the global financial markets could make it difficult for end-users to finance the cost of a solar PV system and could reduce the demand for smart energy products and thus demand for our products.

Many end-users depend on financing to fund the initial capital expenditure required to develop, build or purchase a solar PV system. As a result, an increase in interest rates or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or the end-users to secure the financing necessary to develop, build, purchase or install a solar PV system on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users install solar PV systems as an investment, funding the initial capital expenditure through financing. An increase in interest rates could lower such end-users’ return on investment on a solar PV system, increase equity return requirements or make alternative investments more attractive relative to solar PV systems, and, in each case, could cause such end-users to seek alternative investments. Furthermore, the continuous effects of COVID-19 on the economy may influence the willingness of end-users to invest in solar PV systems to our detriment, both due to end-users’ economic uncertainty as well as the market’s unwillingness to extend favorable financial terms to the end-users.

Our limited operating history at current scale and our nascent industry make evaluating our business and future prospects difficult.

We have a limited history operating our business at its current scale, and therefore a limited history upon which you can base an investment decision. There is rising demand for clean electric power solutions that can provide electric power with lower carbon emissions with high availability. One such solution is distributed, renewable energy generation which is supplementing and replacing conventional generation sources, given its increasingly compelling economics. Among other renewable energy market trends, we expect our business results to be driven by declines in the cost of generation of renewable power (as evidenced by current solar and wind generation deployments), decreases in the cost of manufacturing battery packs and a rapidly growing energy storage market driven by increasing demand from commercial and industrial customers, utilities and grid operators. However, predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business.

If renewable energy technologies are not suitable for widespread adoption or sufficient demand for our hardware and software-enabled services does not develop or takes longer to develop than we anticipate, our sales and revenue may decline.

The market for renewable, distributed energy generation is emerging and rapidly evolving, and its future success is uncertain. If renewable energy generation proves unsuitable for widespread commercial deployment or if demand for our renewable energy hardware and software-enabled services fails to develop sufficiently, we would be unable to achieve sales and market share.

Many factors may influence the widespread adoption of renewable energy generation and demand for our hardware and software-enabled services, including, but not limited to the cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies, the performance and reliability of renewable energy products as compared with conventional and non-renewable products, fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources, increases or decreases in the prices of oil, coal and natural gas, continued deregulation of the electric power industry and broader energy industry, and the availability or effectiveness of government subsidies and incentives. You should consider our prospects in light of the risks and uncertainties emerging companies encounter when introducing new products and services into a nascent industry.

Events that negatively impact the growth of renewable energy will have a negative impact on our business and financial condition.

The growth and profitability of our business is dependent upon the future growth of renewable energy, such as solar. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers, businesses, or utilities will adopt solar PV systems as an alternative energy source at levels sufficient to grow our business. If demand for solar energy solutions fails to continue to develop sufficiently, demand for our products will decrease, resulting in an adverse impact on our ability to increase our revenue and grow our business.

The growth of renewable energy, including the number of renewable energy projects is dependent upon a number of factors, including governmental policies, including incentives that encourage the building of renewable energy projects, and the cost of alternative energy sources, including fossil fuels and new technologies. Any events or change in the regulatory framework or electricity energy market that negatively impact the growth and development of renewable energy, particularly wind and solar energy, will have a negative impact on our business and financial condition.

The failure of battery storage cost to continue to decline would have a negative impact on our business and financial condition.

The growth and profitability of our business is dependent upon the continued decline in the cost of battery storage. Over the last decade, the cost of battery storage systems, particularly lithium-ion based battery storage systems, has declined significantly. This lower cost has been driven by advances in battery technology, maturation of the battery supply chain, the scale of battery production by the leading manufacturers and other factors. The growth of our hardware sales and related software-enabled services is dependent upon the continued decrease in the price and efficiency of battery storage systems of our OEM suppliers. If for whatever reason, our OEM suppliers are unable to continue to reduce the price of their battery storage systems, our business and financial condition will be negatively impacted.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected and the potential growth of our business may be limited.

Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The assumptions relating to our market opportunity include, but are not limited to, declines in lithium-ion battery costs and in the cost of renewable generation, growing demand for renewable energy and increased complexity of the electrical grid. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products and services. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

Operating Risks

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to, among other things, the following factors that may negatively affect our operating results:

•
seasonal and other fluctuations in demand for our products;
•
the timing, volume and product mix of sales of our products, which may have different average selling prices or profit margins;
•
changes in our pricing and sales policies or the pricing and sales policies of our competitors;
•
the impacts and the evolving effects of the ongoing COVID-19 pandemic on our business, sales and results of operations;
•
our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner and that meet customer requirements;
•
our ability to manage our relationships with our contract manufacturers, customers and suppliers;

•
quality control or yield problems in our manufacturing operations;
•
the anticipation, announcement or introductions of new or enhanced products by our competitors and ourselves;
•
reductions in the retail price of electricity;
•
changes in laws, regulations and policies applicable to our business and products, particularly those relating to government incentives for solar energy applications;
•
the impact of tariffs on the solar industry in general and our products in particular;
•
unanticipated increases in costs or expenses;
•
the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business operations;
•
the impact of government-sponsored programs on our customers;
•
our exposure to the credit risks of our customers, particularly in light of the fact that some of our customers are relatively new entrants to the solar market without long operating or credit histories and impacts of the COVID-19 pandemic they may experience;
•
our ability to estimate future warranty obligations due to product failure rates, claim rates or replacement costs;
•
our ability to forecast our customer demand and manufacturing requirements, and manage our inventory;
•
our ability to predict our revenue and plan our expenses appropriately;
•
fluctuations in foreign currency exchange rates;
•
announcement of acquisitions or dispositions of our assets or business operations;
•
changes in our management; and
•
general economic conditions and changes in such conditions specific to our target markets.

The above factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our operating results. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of this revenue shortfall on our results of operations. There can be no assurance that we will be able to successfully address these risks.

We are exposed to general economic conditions and the fluctuations of interest and inflation rates may have an adverse effect on our business.

We are seeing an increase in overall operating and other costs as the result of higher inflation rates, in particular in the United States. Over the 2022 fiscal year, our freight costs increased, before settling at stable prices by December 31, 2022. While we do not believe inflationary pressures have caused a material impact on our business to date, there can be no guarantee that inflation will not cause our operations to suffer in the future. If high inflation rates continue, or if the global or U.S. economies experience a recession or economic slowdown, consumers may not be able to purchase our products as usual, especially where these factors have a direct impact on the consumers. As a consequence, our earnings may be adversely affected. High interest rates in Europe, the U.S., or elsewhere could adversely affect our costs and earnings due to the impact those changes have on our variable-rate debt instruments.

Furthermore, we could be adversely affected by negative economic conditions prevalent in the U.S. or other countries (including economic volatility as a result of the COVID-19 pandemic), even when economic conditions in such countries may differ significantly from economic conditions in Europe or elsewhere, as investors’ reactions to developments in any of these other countries may have an adverse effect on our securities. Consequently, the market value of our securities may be adversely affected by events taking place outside of Europe or the U.S.

Disruption in our global supply chain and rising prices of oil and raw materials as a result of the conflict between Russia and Ukraine may negatively impact our businesses.

The Russian invasion of Ukraine beginning in late February 2022, and the recent recognition by Russia of the independence of the self-proclaimed republics of Donetsk and Luhansk, in the Donbas region of Ukraine, may significantly amplify already existing disruptions to our supply-chain and logistics. Specifically, the conflict may disrupt the transit of goods by train from China to Europe, result in an increase in prices of certain raw materials sourced in Russia such as nickel and aluminum that are used in the manufacture of products relevant to the solar industry as well as increase oil prices that will in turn cause overall shipping costs to rise. In addition, the governments of the United States, the European Union, Japan and other jurisdictions have recently announced the imposition of sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk, as well as enhanced export controls on certain products and industries. These and any additional sanctions, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect the global financial markets generally and levels of economic activity as well as increase financial markets volatility. Our compliance with these measures, and any additional measures or sanctions, as well as the resulting rise in prices of certain raw materials sourced in Russia and the prices of oil may disrupt our business and operations, and/or impact the pricing of our products.

We are dependent on ocean transportation to deliver our products in a timely and cost-efficient manner. If we are unable to use ocean transportation to deliver our products, our business and financial condition could be materially and adversely impacted.

We rely on ocean transportation for the delivery of most of our products to our customers, and when unavailable, incompatible with customer delivery time requirements, or when we are unable to accommodate accelerated delivery times due to growing customer volume demands, we rely on alternative, more expensive air transportation. Our ability to deliver our products via ocean transportation could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, disruptions to ports and other shipping facilities as a result of the COVID-19 or other epidemics, and other factors not within our control. If we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted.

In the year ended December 31, 2022, we experienced and expect to continue to experience an increase in the cost of goods sold due to an increase in shipping rates that resulted from a reduction in ocean freight capacity, the accumulation of containers in the U.S and Europe that were not returned to Asia and the reduction in the availability of air freight that increased the demand for ocean freight. We also experienced and expect to continue to experience disruptions to our logistics supply chain caused by constraints in the global transportation system including limited availability of local ground transportation coupled with congestion in ports and borders.

If our estimates of useful life for our energy storage systems and related hardware and software-enabled services are inaccurate or if our OEM suppliers do not meet service and performance warranties and guarantees, our business and financial results could be adversely affected.

We sell hardware and software-enabled services to our customers. Our software-enabled services are essential to the operation of these hardware products. As a result, in connection with the sales of energy storage hardware, we enter into recurring long-term services agreements with customers. Our pricing of services contracts is based upon the value we expect to deliver to our customers, including considerations such as the useful life of the energy storage system and prevailing electricity prices. We also provide certain warranties and guarantees covering product specification and drawings, as well as defects in design, materials, workmanship, and manufacturing.

We do not have a long history with a large number of field deployments, and our estimates may prove to be incorrect. Failure to meet these performance warranties and guarantee levels may require us to refund our service contract payments to the customer, or require us to make cash payments to the customer based on actual performance, as compared to expected performance.

Further, the occurrence of any defects, errors, disruptions in service, or other performance problems, interruptions, or delays with our energy storage and management systems, whether in connection with day-to-day operations or otherwise, could result in:

•
loss of customers;
•
loss or delayed market acceptance and sales of our hardware and software-enabled services;
•
delays in payment to us by customers;
•
injury to our reputation and brand;
•
legal claims, including warranty and service level agreement claims, against us; or
•
diversion of our resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs.

The costs incurred in correcting any material defects or errors in our hardware and software or other performance problems may be substantial and could adversely affect our business, financial condition and results of operations.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and adversely affect our financial results.

Our customers depend on our support organization to resolve any technical issues relating to our hardware and software-enabled services. In addition, our sales process is highly dependent on the quality of our hardware and software-enabled services, on our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could adversely affect our reputation, our ability to sell our products to existing and prospective customers, and our business, financial condition and results of operations.

We offer technical support services with our hardware and software-enabled services and may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our customer base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict demand for technical support services and if demand increases significantly, we may be unable to provide satisfactory support services to our customers. Additionally, increased demand for these services, without corresponding revenue, could increase costs and adversely affect our business, financial condition and results of operations.

Our hardware and software-enabled products involve a lengthy sales cycle, and if we fail to close sales on a regular and timely basis it could adversely affect our business, financial condition and results of operations.

Our sales cycle is typically six to twelve months for our hardware and software-enabled products, but can vary considerably. To make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our hardware and software-enabled products. The period between initial discussions with a potential customer and the sale of even one of our various products typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use, as well as the arrangement of such financing. Prospective customers often undertake a significant evaluation process, which may further extend the sales cycle. This lengthy sales cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and installation cycles, we may expend significant resources without having certainty of generating a sale.

These lengthy sales and installation cycles increase the risk that our customers fail to satisfy their payment obligations or cancel orders before the completion of the transaction or delay the planned date for installation. Cancellation rates may be impacted by factors outside of our control including an inability to install an energy storage system at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the customer or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business, financial condition and results of operations could be adversely affected.

Additionally, we have ongoing arrangements with our customers and target customers. Some of these arrangements are evidenced by contracts or long-term contract partnership arrangements. If these arrangements are terminated or if we are unable to continue to fulfill the obligations under such contracts or arrangements, our business, financial condition and results of operations could be adversely affected.

Our business is subject to risks associated with construction, utility interconnection, cost overruns and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.

The installation and operation of our energy storage systems at a particular site is generally subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires obtaining and keeping in good standing various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over energy storage system installations, to design our energy storage systems to comply with these varying standards, and for our customers to obtain all applicable approvals and permits. We cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our customer’s ability to develop the project. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive to our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our energy storage systems and could therefore adversely affect the timing of the recognition of revenue related to hardware acceptance by our customer, which could adversely affect our operating results in a particular period.

In addition, the successful installation of our energy storage systems is dependent upon the availability of and timely connection to the local electric grid. We may be unable to obtain the required consent and authorization of local utilities to ensure successful interconnection to energy grids to enable the successful discharge of renewable energy to customers. Any delays in our customers’ ability to connect with utilities, delays in the performance of installation-related services or poor performance of installation-related services will have an adverse effect on our results and could cause operating results to vary materially from period to period.

The threat of global economic, capital markets and credit disruptions, including sovereign debt issues, pose risks to our business.

The threat of global economic, capital markets and credit disruptions pose risks to our business. These risks include slower economic activity and investment in projects that make use of our products and services. These economic developments, particularly decreased credit availability, have in the past reduced demand for solar products. For instance, the European sovereign debt crisis in recent years has caused and may continue to cause European governments to reduce, eliminate or allow to expire government subsidies and economic incentives for solar energy, which could limit our growth or cause our net sales to decline and materially and adversely affect our business, financial condition, and results of operations. These conditions, including reduced incentives, continued decreases in credit availability, as well as continued economic instability, have and may continue to adversely impact our business, financial condition and results of operations as we seek to increase our sales internationally.

Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.

Although our revenues are generated in U.S. dollar, a portion of our operating expenses are accrued in New Israeli Shekels (primarily related to payroll), the Euro and, to a lesser extent, the Yuan. Our profitability is affected by movements of the U.S. dollar against the Euro, and, to a lesser extent, the New Israeli Shekel, Yuan and other currencies in which we generate revenues, incur expenses, and maintain cash balances. Foreign currency fluctuations may also affect the prices of our products which are denominated primarily in U.S. dollars. If there is a devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by maintaining cash balances in New Israeli Shekels, significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the Euro and, New Israeli Shekel, Yuan and other currencies, against the U.S. dollar could have an adverse effect on our profitability and financial condition.

The ongoing COVID-19 pandemic, and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, our operations and financial results.

The COVID-19 pandemic has had, and may continue to have, a material adverse impact on our supply chain, operations and customer demand. As a result of the COVID-19 pandemic, governmental authorities worldwide have imposed mandatory closures, stay-at-home orders, and social distancing protocols that significantly limit the movement of people, goods and services or otherwise restrict normal business operations or consumption patterns. Our compliance with these measures has disrupted, and depending on the duration of such measures may continue to disrupt, our business and operations, as well as that of our key customers and suppliers for an indefinite period of time. Additionally, to support the health and well-being of our employees, our work force has had to spend a significant amount of time working remotely which has impacted our day-to-day operations, our ability to meet customers and create future sales and business opportunities. The COVID-19 pandemic has resulted in slower growth and demand for our products and may continue to impact our revenues in the following quarters mainly contingent on the duration of the global economic downturn. In addition, since the outbreak and the restrictions on travel, our employees and management have been unable to travel to customers, manufacturing facilities and to suppliers. Our marketing activities, exhibitions and shows have also been cancelled or postponed, or have been held virtually.

The full extent the effects COVID-19 will have on our business depend on numerous evolving factors that we may not be able to currently accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the effect on our customers and customer demand for our products, disruptions or restrictions on our employees’ ability to work and travel, availability and long-term effectiveness of COVID-19 vaccination, especially in light of its recent mutation which has made the virus exponentially more contagious.

More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which may continue to adversely affect demand for our products and could adversely affect our results and financial condition in subsequent quarters. For example, some of our customers could potentially experience financial difficulties, which in turn could make it difficult for us to collect receivables as well as cause a decrease in the demand for our products which could negatively affect our revenues. Additionally, some of our suppliers may experience delivery delays or financial difficulties which could result in supply constraints and increased costs or delays to our productions.

The unprecedented and continuously evolving nature of the COVID-19, other pandemics or epidemics, could also have the effect of amplifying many of the other risks described in this Quarterly Report on Form 10-Q.

Third-Party Partner Risks

We depend on sole-source and limited-source suppliers for key components, raw materials, and products. If we are unable to source these components, raw materials, and products on a timely basis or at acceptable prices, we will not be able to deliver our products to our customers and production time and production costs could increase, which may adversely affect our business.

We depend on limited-source suppliers for certain key components of our products, such as our lithium-ion batteries, inverters, Auto Transfer Switches, and smart meters, as well as sole-source suppliers for other components, such as CPUs, Wi-Fi chips, FPGA chips, potting, and plastics. Any of the sole-source and limited-source suppliers upon whom we rely could experience quality and reliability issues, stop producing our components, cease operations, or be acquired by, or enter into exclusive arrangements with, our competitors. Any such quality or reliability issue, or interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, or at all. Switching suppliers may require that we redesign our products to accommodate new components, and may potentially require us to re-qualify our products, which would be costly and time-consuming. Any interruption in the quality or supply of sole-source or limited-source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses and would harm our business.

While our supply agreements have automatic renewal provisions, some allow for termination upon advanced written notice by our manufacturers. Our supply agreements require us to place individual purchase orders, which provide flexibility in regards to product quantities and pricing. Each purchase order requires us to forecast our projected demand for products and competitive pricing. Termination of any supply agreement, incorrectly projecting our demand or pricing of materials, or our inability to negotiate and execute successive purchase orders could have a material adverse effect on our business.

Our supply chain is reliant upon manufacturers in Thailand and China. Changes in the economic, political or social conditions, government policies or regulatory developments in those countries could have a material adverse effect on our business and operations.

All of our manufacturers are headquartered and have manufacturing facilities in Thailand and China. Accordingly, our supply chain, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in those countries. The Asian economy differs from most developed markets in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange, government policy on public order and allocation of resources. In some of the Asian markets, governments continue to play a significant role in regulating industry development by imposing industrial policies. Moreover, some Asian markets have experienced, and may in the future experience, political and economic instabilities, which include but are not limited to strikes, demonstrations, protests, marches, coups d’état, guerilla activity, risks of war, terrorism, nationalism or other types of civil disorder, and regulatory changes such as nullification of contracts. Although we have not experienced any material disruptions related to our manufacturers to date, there can be no assurance that we will not experience such interruptions in the future.

Any adverse changes in economic conditions in Asia, or in the policies of the governments or of the laws and regulations in each respective jurisdiction of our manufacturers could have a material adverse effect on our business and operating results, lead to disruptions in our supply chain and adversely affect our competitive position.

Our hardware and software-enabled services rely on interconnections to distribution and transmission facilities that are owned and operated by third parties, and as a result, are exposed to interconnection and transmission facility development and curtailment risks.

Our hardware and software-enabled services are interconnected with electric distribution and transmission facilities owned and operated by regulated utilities necessary to deliver the electricity that our storage systems produce. A failure or delay in the operation or development of these distribution or transmission facilities could result in a loss of revenues or breach of a contract because such a failure or delay could limit the amount of renewable electricity that our energy storage systems deliver or delay the completion of our customers’ construction projects. In addition, certain of our energy storage systems’ generation may be curtailed without compensation due to distribution and transmission limitations, reducing our revenues and impairing our ability to capitalize fully on a particular customer project’s potential. Such a failure or curtailment at levels above our expectations could impact our ability to satisfy agreements entered into with our suppliers and adversely affect our business.

We have in some instances, and may in the future, enter into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.

We have entered into supply agreements with certain suppliers of battery storage systems and other components of our energy storage systems. Some of these supply agreements provide for fixed or inflation-adjusted pricing and substantial prepayment obligations. If our suppliers provide insufficient inventory at the level of quality required to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, as we have limited alternatives for supply in the short term, our results of operations could be materially and negatively impacted. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with certain suppliers without a long, stable production and financial history. Given the uniqueness of our product, many of our suppliers do not have a long operating history and may not have substantial capital resources. In the event any such supplier experiences financial difficulties, it may be difficult or may require substantial time and expense to replace such supplier. We do not know whether we will be able to maintain supply relationships with our critical suppliers, or secure new long-term supply agreements.

Additionally, many of the battery storage systems and components of our energy storage systems are procured from foreign suppliers, which exposes us to risks including unforeseen increases in costs or interruptions in supply arising from changes in applicable international trade regulations, such as taxes, tariffs, or quotas. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

We must maintain customer confidence in our long-term business prospects in order to grow our business.

Customers may be less likely to purchase our hardware and services if they are not convinced that our business will succeed or that our services and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed.

Accordingly, in order to grow our business, we must maintain confidence among our customers, OEM suppliers, analysts, ratings agencies, third-party general contractor partners, financing partners and other parties in our long-term business prospects. This may be particularly complicated by factors such as:

•
our limited operating history at current scale;
•
unfamiliarity with or uncertainty about our energy storage and management systems and the overall perception of the distributed and renewable energy generation markets;
•
inexperience with new product offerings and services and difficulties arising from the successful rollout thereof;
•
delivery and service operations to meet demand;
•
prices for electricity in particular markets;
•
competition from alternate sources of energy;
•
warranty or unanticipated service issues we may experience in connection with third-party manufactured hardware and our proprietary software;
•
the environmental consciousness and perceived value of environmental programs to our customers;
•
the size of our expansion plans in comparison to our existing capital base and the scope and history of operations; and
•
the availability and amount of incentives, credits, subsidies or other programs to promote installation of energy storage systems.

Several of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if unfounded, would likely adversely affect our business, financial condition and results of operations.

Cybersecurity and Information Technology Risks

We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and transfer of personal information and any unauthorized access to, or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.

We receive, store and use certain personal information of our customers, and the end-users of our customers’ solar PV systems, including names, addresses, e-mail addresses, credit information and energy production statistics. We also store and use personal information of our employees. We take steps to protect the security, integrity and confidentiality of the personal information we collect, store and transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information in the different jurisdictions in which we operate, including comprehensive regulatory systems in the U.S. and Europe. California enacted the CCPA, which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended from time to time, and, further a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. Effective January 1, 2023, the CPRA significantly modified the CCPA, including by establishing consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. It remains unclear what, if any, further modifications will be made to the CCPA or CPRA, or how such legislation will be interpreted. In addition, new legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Comprehensive data privacy laws in Virginia, Colorado, Connecticut, and Utah have been enacted and slated to go into effect in 2023. These state laws impose similar obligations on businesses and grant similar rights in consumers, as is provided under the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with these and other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Certain other state laws impose similar privacy obligations and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others.

On May 25, 2018, the European Union (“EU”) began enforcement of the General Data Protection Regulation 2016/679 (“GDPR”), a comprehensive data protection legal regime that applies to organizations within the EU that process information and organizations located outside of the EU that process personal information of individuals in the EU where such processing relates to either: (a) the offering of goods or services to individuals in the EU; or (b) the monitoring of the behavior of individuals as far as that behavior takes place within the EU.

The GDPR imposes stringent requirements on organizations that determine the purposes and means of processing personal information (“Controllers”) and organizations that process personal information for and on behalf of Controllers (“Processors”)personal information, including, for example, robust disclosure requirements to individuals regarding the purposes for which and manner in which their personal information may be processed, robust personal information security requirements, comprehensive requirements for maintaining internal compliance documentation relating to the processing of personal information, a comprehensive individual rights regime, specific timelines for reporting Personal Data breaches to regulators and affected individuals, limitations on retention of personal information, stringent limitations on processing special categories of Personal Data (such as health data), and obligations when contracting with Processors in connection with the processing of Personal Data.

The GDPR also imposes strict requirements on the transfer of Personal Data out of the European Economic Area (“EEA”) to the United States and other third countries. In July 2020, the Court of Justice of the European Union issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring Personal Data from the EEA to the United States and additionally called into question the validity of the European Commission’s Standard Contractual Clauses (“SCCs”), on which U.S. companies rely to transfer personal information from the EEA to the United States and elsewhere. Presently, the primary means of validly transferring personal information from the EEA to the United States is the updated SCCs of the European Commission, which should be supported by a transfer impact assessment detailing the risks to the personal information that have been transferred according to the application of local laws in the jurisdiction to which they are being transferred. Where personal information are transferred without SCCs in place, and/or any other valid transfer mechanism, this creates a risk of enforcement action for non-compliance with the requirements of the GDPR.

If we, or any Processor engaged by us, fail to comply with the GDPR and the applicable national data protection laws of the EU or EEA Member States, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20 million or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Individuals also have a right to receive compensation for material or non-material damage suffered as a result of a violation of the GDPR.

Further, following the withdrawal of the United Kingdom (“UK”) from the EU, Controllers and Processors in the UK that process personal information (as well as Controllers and Processors not based in the UK that process personal information of individuals in the UK where such processing relates to either: (a) the offering of goods or services to individuals in the UK; or (b) the monitoring of the behavior of individuals as far as that behavior takes place within the UK) have to comply with both the GDPR as incorporated into the national laws of the UK (“UK GDPR”) and the Data Protection Act of 2018. The UK GDPR and Data Protection Act 2018 impose stringent requirements on Controllers and Processors with respect to the Processing of personal information, which are consistent in all material respects with those detailed above as set out in the GDPR.

On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR. The effect of the adequacy decision is that personal information may flow between the EEA and the UK without hindrance and/or the need to implement any specific data transfer mechanism. This adequacy decision must be reviewed after four years and is subject to modification or revocation at any time. We note that the UK government has indicated its intention to amend the UK GDPR, the Data Protection Act 2018 and other laws relevant to privacy and cybersecurity. The impact of any changes to existing privacy and cybersecurity laws will not be clear until full details of these changes have been published and agreed.

If we, or any Processor engaged by us, fail to comply with the UK GDPR and the Data Protection Act 2018, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to the greater of £17.5 million or 4% of global turnover, whichever is higher, and other administrative penalties. Individuals also have a right to receive compensation for material or non-material damage suffered as a result of a violation of the UK GDPR.

Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Our and our collaborators’ and contractors’ failure to fully comply with GDPR, the CCPA and other data protection laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us, our collaborators or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, collaborators and others, leading to loss of business opportunities and other adverse effects. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Furthermore, the laws are not consistent, and compliance with various different requirements may be costly. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

A failure of our information technology and data security infrastructure could adversely affect our business and operations.

We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. Our existing IT systems and any new IT systems we utilize may not perform as expected. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, including during system upgrades or new system implementations, the resulting disruptions could adversely affect our business.

Despite our implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). In addition, some of our products connect to the internet. Despite our implementation of reasonable security measures, these connected products, like those of other companies who produce devices connected to the internet, are vulnerable to unauthorized access and other security breaches. Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. Any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information. A breach in the security of our connected products could lead to a disruption in service, remediation costs, loss of reputation, and loss of sales. Although past incidents have not had a material effect on our business operations or financial performance, to the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and adversely affect our business. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.

Many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal information. If an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future.

Competition Risks

We currently face and will continue to face significant competition.

We compete for customers, financing partners and incentive dollars with other energy storage providers. Many providers of electricity, such as traditional utilities and other companies offering distributed generation products, have longer operating histories, customer incumbency advantages, access to and influence with local and state governments, and more capital resources than we do. Significant developments in alternative energy storage technologies or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new energy storage competitors who are not currently in the market. If we fail to adapt to changing market conditions and to compete successfully with new competitors, we will limit our growth and adversely affect our business results.

We face supply chain competition, including competition from businesses in other industries, which could result in insufficient inventory and negatively affect our results of operations.

Certain of our suppliers also supply systems and components to other businesses, including businesses engaged in the production of consumer electronics and other industries unrelated to energy storage systems. As a relatively low-volume purchaser of certain of these parts and materials, we may be unable to procure a sufficient supply of the items in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers, which could materially adversely affect our business, financial condition and results of operations.

If we are not able to continue to reduce our cost structure in the future, our ability to increase revenue may be impaired.

We must continue to reduce the costs of production, installation and operation of our energy storage systems to expand our market. If our competitors are able to drive down their manufacturing costs faster than we can or increase the efficiency of their products, our products may become less competitive even when adjusted for efficiency, and we may be forced to sell our products at a price lower than our cost. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, we may not be able to remain price competitive, which would result in lost market share and lower gross margins.

Additionally, certain of our existing service contracts were entered into based on projections regarding service costs reductions that assume continued advances in the cost of delivery of our services, which we may be unable to realize. While we have been successful in reducing our costs to date, the cost of battery storage systems and other components of our energy storage systems, for example, could increase in the future. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses, including increases in wages or other labor costs, as well as marketing, sales or related costs. We will continue to make significant investments to drive growth in the future. In order to expand into new markets while still maintaining our current margins, we will need to continue to reduce our costs. Increases in any of these costs, or our failure to achieve projected cost reductions, could adversely affect our business, financial condition and results of operations. If we are unable to reduce our cost structure in the future, our net profits may decrease, which could have a material adverse effect on our business and prospects.

We may fail to capture customers in the new product and geographic markets that we are pursuing.

We are pursuing opportunities in energy management and energy storage which are highly competitive markets. We have made investments in our infrastructure, increased our operating costs and forgone other business opportunities in order to seek opportunities in these areas and will continue to do so. Any new product is subject to certain risks, including component sourcing, strategic partner selection and execution, customer acceptance, competition, product differentiation, market timing, challenges relating to economies of scale in component sourcing and the ability to attract and retain qualified personnel. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable or generate positive cash flow. If we fail to execute on our plan with respect to new product introductions, these new potential business segments fail to translate into revenue in the quantities or timeline projected, thus, having a materially adverse impact on our revenue, operating results and financial stability.

Our new products are complex and require significant preparation, precautionary safety measures, time-consuming string calculations, extensive design expertise and specialized installation equipment, training and knowledge. Together, these factors significantly increase complexity and cost of installation and limit overall productivity for the installer. Our installers may not have sufficient resources or expertise necessary to sell our products at the prices, in the volumes and within the time frames that we expect, which could hinder our ability to expand our operations and harm our revenue and operating results.

Risks Related to Intellectual Property and Technology

Our patent applications may not result in issued patents, and our issued patents may not provide adequate protection, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the U.S., and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than in the U.S.

We rely on third-party agents for the maintenance of certain foreign patent assets, and we cannot be certain that all necessary steps have been taken to maintain those assets in good standing. A failure to maintain key intellectual property assets could have a materially adverse effect on our business, prospects, and operating results.

In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, and operating results.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

Although we have taken many protective measures to protect our intellectual property, including trade secrets, policing unauthorized use of proprietary technology can be difficult and expensive. For example, we have software developers that reside in California and it is not legally permissible to prevent them from working for a competitor, if and when one should exist.

Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights and may adversely affect our business, prospects and reputation.

We rely primarily on patent, trade secret and trademark laws, and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of some countries do not protect proprietary rights as fully as do the laws of the U.S. As a result, we may not be able to protect our proprietary rights adequately abroad.

We may need to defend ourselves against claims that we infringe, have misappropriated, or otherwise violate the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that they may in the future believe are infringed by our products. We are currently subject to certain claims related to intellectual property and companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation or other violations of such rights, or otherwise asserting their rights and seeking licenses or injunctions. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third-party’s intellectual property rights, we may be required to do one or more of the following:

•
cease selling products that incorporate the challenged intellectual property;
•
pay substantial damages (including treble damages and attorneys’ fees if our infringement is determined to be willful);
•
obtain a license from the holder of the intellectual property right, which license may not be available on reasonable terms or at all; or
•
redesign our products or services, which may not be possible or cost-effective.

Any of the foregoing could adversely affect our business, financial condition and operating results. In addition, any litigation or claims, whether or not valid, could adversely affect our reputation, result in substantial costs, and divert resources and management attention.

We also license technology from third parties, and incorporate components supplied by third parties into our hardware. We may face claims that our use of such technology or components infringes or otherwise violates the rights of others, which would subject us to the risks described above. We may seek indemnification from our licensors or suppliers under our contracts with them, but our rights to indemnification or our suppliers’ resources may be unavailable or insufficient to cover our costs and losses.

Our failure to obtain the right to use necessary third-party intellectual property rights on reasonable terms, or our failure to maintain, and comply with the terms and conditions applicable to these rights, could harm our business and prospects.

We have licensed, and in the future we may choose or be required to license, technology or intellectual property from third parties in connection with the development and marketing of our products. We cannot assure you that such licenses will be available to us on commercially reasonable terms, or at all, and our inability to obtain such licenses could require us to substitute technology of lower quality or of greater cost.

Further, such licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. The licensing or acquisition of third-party intellectual property rights is a competitive area, and other established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources or greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We could encounter delays and incur significant costs, in product or service introductions while we attempt to develop alternative products or services, or redesign our products or services, to avoid infringing third party patents or proprietary rights. Failure to obtain any such licenses or to develop a workaround could prevent us from commercializing products or services, and the prohibition of sale or the threat of the prohibition of sale of any of our products or services could materially affect our business and our ability to gain market acceptance for our products or services.

In addition, we incorporate open source software code in our proprietary software. Use of open source software can lead to greater risks than use of third-party commercial software, since open source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Further, companies that incorporate open source software into their products have, from time to time, faced claims challenging their use of open source software and compliance with open source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their products to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available for limited fees or at no cost. Although we monitor our use of open source software, open source license terms may be ambiguous, and many of the risks associated with the use of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain products in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Furthermore, if we are unable to obtain or maintain licenses from third parties or fail to comply with open source licenses, we may be subject to costly third party claims of intellectual property infringement or ownership of our proprietary source code. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of the above could harm our business and put us at a competitive disadvantage.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of utility and design patents are generally 20 years and 15 years, respectively, from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

We enter into agreements with our employees pursuant to which they agree that any inventions created in the scope of their employment or engagement are assigned to us or owned exclusively by us, depending on the jurisdiction, without the employee retaining any rights. A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Although our employees have agreed that any rights related to their inventions are owned exclusively by us, we may face claims demanding remuneration in consideration for such acknowledgement. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees, or be forced to litigate such claims, which could negatively affect our business.

Risks Related to Our Financial Condition and Liquidity

We may require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through financing transactions such as the issuance of bonds, convertible promissory notes and loans, and sales of convertible preferred stock. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. In particular, the current COVID-19 pandemic and the ongoing invasion of Ukraine by Russia have caused disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends to holders of our common stock. If we undertake discretionary financing by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at a price per share that is less than the price per share paid by current stockholders. If we sell common stock, convertible securities, or other equity securities in more than one transaction, stockholders may be further diluted by subsequent sales. Additionally, future equity financings may result in new investors receiving rights superior to our existing stockholders. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Recent turmoil in the banking industry may negatively impact our business, results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, the March 2023 failures of Silicon Valley Bank (“SVB”) and Signature Bank (“SNY”), liquidity issues at Credit Suisse, government responses and resulting investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, have a material adverse effect on our financial condition, as well as our ability to continue to grow our operations.

We are under continuous pressure to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.

The solar power industry has been characterized by declining product prices over time. We have reduced the prices of our products in the past, and we expect to continue to experience pricing pressure for our products in the future, including from our major customers.

In addition, we have reduced our prices ahead of planned cost reductions of our products, which has adversely affected our gross margins. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margins would continue to be adversely affected.

If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, difficulties in planning expenses or disputes with suppliers, any of which will adversely affect our business and financial condition.

We manufacture our products according to our estimates of customer demand. This process requires us to make multiple forecasts and assumptions relating to the demand of our distributors, their end customers and general market conditions. Because we sell most of our products to distributors, who in turn sell to their end customers, we have limited visibility as to end-customer demand. We depend significantly on our distributors to provide us visibility into their end-customer demand, and we use these forecasts to make our own forecasts and planning decisions. If the information from our distributors turns out to be incorrect, then our own forecasts may also be inaccurate. Furthermore, we do not have long-term purchase commitments from our distributors or end customers, and our sales are generally made by purchase orders that may be canceled, changed or deferred without notice to us or penalty. As a result, it is difficult to forecast future customer demand to plan our operations.

If we overestimate demand for our products, or if purchase orders are canceled or shipments are delayed, we may have excess inventory that we cannot sell. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share, damage relationships with our distributors and end customers and forgo potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short term due to the COVID-19 pandemic and in light of our outsourced manufacturing processes, which could prevent us from fulfilling orders in a timely and cost-efficient manner or at all. In addition, if we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.

In addition, we plan our operating expenses, including research and development expenses, hiring needs and inventory investments, in part on our estimates of customer demand and future revenue. If customer demand or revenue for a particular period is lower than we expect, we may not be able to proportionately reduce our fixed operating expenses for that period, which would harm our operating results for that period.

The issuance of Common Stock upon conversion of the Convertible Note (as defined below) could substantially dilute your investment and could impede our ability to obtain additional financing.

On January 9, 2023, we issued to L1 Energy the Convertible Note, an unsecured convertible promissory note in an aggregate principal amount of $50 million. The Convertible Note is convertible into Common Stock at a number equal to the outstanding principal balance as of the date of conversion divided by an amount equal to the quotient of (x) $550,000,000 divided by (y) the aggregate number of outstanding shares of Legacy Tigo’s common stock, in each case subject to adjustment in accordance with the terms of the Convertible Note. Conversion of the Convertible Note would result in dilution to the equity interests of our other stockholders. We have no control over whether or when the holder will exercise its right to convert the Convertible Note. The existence and potentially dilutive impact of the conversion of the Convertible Note may prevent us from obtaining additional financing in the future on acceptable terms, or at all.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations, restrict our ability to incur additional indebtedness and impair our ability to satisfy our obligations under the Convertible Note.

Our indebtedness could have material adverse consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
limiting our flexibility to plan for, or react to, changes in our business;

•
diluting the interests of our existing security holders as a result of issuing common stock upon conversion of the Convertible Note; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

The Convertible Note includes financially restrictive covenants that, among other things, limit our ability to incur additional debt. Without the consent of the holder of the Convertible Note, we may not create, incur, assume, guarantee, or be or remain liable with respect to any senior indebtedness exceeding the greater of (i) $150,000,000 in the aggregate, (ii) an amount equal to 500% of Adjusted EBITDA for the period of 12 consecutive months ending on the last day of the fiscal month ended most recently prior to the date of incurrence of such senior indebtedness or (iii) the amount of senior indebtedness incurred by the Company pursuant to one or more asset-based credit facilities, working capital facilities, or receivable facilities secured only by liens on our or our subsidiaries’ assets and property, plus interest accruing thereon and the termination value of interest rate hedges or currency swaps in respect thereof.

The Convertible Note matures on January 9, 2026. At maturity, unless converted or redeemed, we will need to repay the principal amount under the Convertible Note. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Note, and our cash needs may increase in the future.

We may be unable to raise the funds necessary to repurchase the Convertible Note for cash following a change of control, or to pay any cash amounts due upon redemption or conversion, and our other indebtedness may limit our ability to repurchase the Convertible Note or pay cash upon its conversion.

In the event of a change of control, the holder of the Convertible Note has the right to require us to convert all of the Convertible Note to common stock or redeem all of the outstanding principal amount of the Convertible Note plus unpaid interest (whether or not accrued) that would have otherwise accrued and been payable had the Convertible Note remaining outstanding through January 9, 2026. We may not have enough available cash or be able to obtain financing at the time we are required to redeem the Convertible Note or pay the cash amounts due upon conversion or redemption. In addition, applicable law, regulatory authorities and the agreements governing any future indebtedness may restrict our ability to repurchase the Convertible Note or pay the cash amounts due upon conversion or redemption. Our failure to repurchase the Convertible Note or to pay the cash amounts due upon conversion or redemption when required will constitute a default under the Convertible Note. A default under the Convertible Note could also lead to a default under agreements governing any future indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such other indebtedness and the Convertible Note.

Provisions in the Convertible Note could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Note could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a change of control, then the holder will have the right to convert all of the Convertible Note or redeem all of the outstanding principal amount of the Convertible Note. In this case, and in other cases, our obligations under the Convertible Note could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that holders of our common stock may view as favorable.

Past performance by any member or members of our management team, any of their respective affiliates, may not be indicative of future performance of an investment in the Company.

Past performance by any member or members of our management team or any of their respective affiliates, is not a guarantee of our success. You should not rely on the historical record of any member or members of our management team, any of their respective affiliates, the Sponsors or any of the foregoing’s related investment’s performance, as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

We will incur increased costs as a result of operating as a public company, and the Company’s management will be required to devote substantial time to new compliance and investor relations initiatives.

As a public company, the Company has and will continue to incur significant legal, accounting and other expenses that Legacy Tigo did not incur as a private company. The Company is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, require, among other things, that a public company establish and maintain effective disclosure and financial controls. As a result, the Company has and will continue to incur significant legal, accounting and other expenses that Legacy Tigo did not previously incur. The Company’s entire management team and many of its other employees will need to devote substantial time to compliance and may not effectively or efficiently manage its transition into a public company.

Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to the Company when the Company ceases to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which the Company operates its business in ways it cannot currently anticipate.

The Company expects the rules and regulations applicable to public companies to lead to significant legal and financial compliance costs and to make some activities more time consuming and costly. If these requirements divert the attention of the Company’s management and personnel from other business concerns, they could have a material adverse effect on the Company’s business, financial condition and results of operations. The increased costs will decrease the Company’s net income or increase the Company’s net loss, and may require the Company to reduce costs in other areas of the Company’s business or increase the prices of the Company’s services. The Company cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for the Company to attract and retain qualified persons to serve on its board of directors, board committees or as executive officers.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult.

The Charter, the Bylaws and Delaware law contain or will contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Company’s board of directors. Among other things, the Charter and/or the Bylaws include the following provisions:

•
limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•
a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•
a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•
the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders;
•
amendment of certain provisions of the organizational documents only by the affirmative vote of at least two-thirds of the voting power of the outstanding capital stock; and
•
advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board of directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.

Any provision of the Charter, the Bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Risks Related to the Ownership of Our Securities

The price of our Common Stock may be volatile.

Fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was not a public market for the stock of Legacy Tigo. Accordingly, the valuation ascribed to the Company in the Business Combination may not be indicative of the price that will prevail in the trading market. As a result, the trading price of the Company’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities may include:

•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•
changes in the market’s expectations about the Company’s operating results;
•
success of competitors;
•
operating results failing to meet the expectations of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning the Company or the industry in which the Company operates in general;
•
operating and stock price performance of other companies that investors deem comparable to the Company;
•
ability to market new and enhanced products and services on a timely basis;
•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation involving the Company;
•
changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of the Company’s common stock available for public sale;
•
any major change in the Company’s board or management;
•
sales of substantial amounts of the Company’s common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, changes in interest rates, changes in fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which it was acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We may be subject to securities litigation, which is expensive and could divert management’s attention.

The share price of our Common Stock has been and may continue to be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations and financial condition. Any adverse determination in litigation could also subject us to significant liabilities.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of the Common Stock may decline.

Effective internal controls over financial reporting are necessary for the Company to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause the Company to fail to meet its reporting obligations. In addition, any testing by the Company conducted in connection with Section 404 of the Sarbanes-Oxley Act (“Section 404”) or any subsequent testing by the Company’s independent registered public accounting firm, may reveal deficiencies in the Company’s internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to the Company’s financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock.

For as long as the Company is an emerging growth company, its independent registered public accounting firm will not be required to attest to the effectiveness of its internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of the Company’s internal controls over financial reporting could detect problems that the Company’s management’s assessment might not detect. Undetected material weaknesses in the Company’s internal controls over financial reporting could lead to restatements of the Company’s consolidated financial statements and require the Company to incur the expense of remediation.

If the Company is not able to comply with the requirements of Section 404 in a timely manner or it is unable to maintain proper and effective internal controls over financial reporting may not be able to produce timely and accurate consolidated financial statements. As a result, the Company’s investors could lose confidence in its reported financial information, the market price of the Common Stock could decline and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities.

If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock, or if our reporting results do not meet their expectations, the market price of our common stock could decline.

The Company is a holding company and our only significant asset is our ownership interest in our subsidiaries and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on the Common Stock or satisfy the Company’s other financial obligations, including taxes.

The Company is a holding company with no material assets other than its ownership of our subsidiaries. As a result, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and pay dividends will depend on the financial results and cash flows of our subsidiaries and the distributions we receive from our subsidiaries. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason could limit or impair our subsidiaries’ ability to pay such distributions. Additionally, to the extent that the Company needs funds and our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or our subsidiaries are otherwise unable to provide such funds, it could materially adversely affect the Company’s liquidity and financial condition.

Dividends on the Common Stock, if any, will be paid at the discretion of the Board, which will consider, among other things, the Company’s business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on its ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict the Company’s ability to pay dividends or make other distributions to its stockholders. In addition, the Company is generally prohibited under Delaware law from making a distribution to stockholders to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the Company (with certain exceptions) exceed the fair value of its assets. If our subsidiaries do not have sufficient funds to make distributions, the Company’s ability to declare and pay cash dividends may also be restricted or impaired.

The Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

The Charter provides that unless we consent in writing to the selection of an alternative forum, the (a) Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee, agent or stockholder of the Company to the Company or to the Company’s stockholders, (iii) any action, suit or proceeding asserting a claim against the Company, its current or former directors, officers, or employees, agents or stockholders arising pursuant to any provision of the DGCL or our Charter or Bylaws, or (iv) any action, suit or proceeding asserting a claim against the Company, its current or former directors, officers, or employees, agents or stockholders governed by the internal affairs doctrine; and (b) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Charter will provide that the federal district courts of the United States of America shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The listing of our securities on Nasdaq did not benefit from the process undertaken in connection with an underwritten initial public offering.

Our Common Stock is listed on the Nasdaq under the symbol “TYGO.” Unlike an underwritten initial public offering of our securities, the initial listing of our securities as a result of the Business Combination did not benefit from the following:

•
the book-building process undertaken by underwriters that helps to inform efficient price discovery with respect to opening trades of newly listed securities;
•
underwriter support to help stabilize, maintain or affect the public price of the new issue immediately after listing; and
•
potential underwriter liability for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by the underwriters’ securities analysts or other personnel.

The lack of such a process in connection with the listing of our securities could result in diminished investor demand, inefficiencies in pricing and a more volatile public price for our securities in the near future than in connection with an underwritten initial public offering.

The Company’s operating results and other operating metrics may fluctuate significantly from period to period, which could lead to a decline in the trading price of our Common Stock.

The Company’s operating results and other operating metrics have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including variations in the Company’s operating performance or the performance of the Company’s competitors, changes in accounting principles, fluctuations in the price and supply of raw materials, fluctuations in the selling prices of the Company’s products, research analyst reports about the Company, the Company’s competitors or the Company’s industry, the Company’s inability to meet analysts’ projections or guidance, strategic decisions by Company or the Company’s competitors, such as acquisitions, capital investments or changes in business strategy, adverse outcomes of litigation, changes in or uncertainty about economic conditions, industry trends, geographies, or customers, activism by any large stockholder or group of stockholders, speculation by the investment community regarding the Company’s business, actual or anticipated growth rates relative to the Company’s competitors, acts of terrorism, natural disasters, changes in consumer preferences and market trends, seasonality, the Company’s ability to retain and attract customers, the Company’s ability to manage inventory and fulfillment operations, and other factors described elsewhere in this risk factors section. Fluctuations in the Company’s operating results due to these factors or for any other reason could cause the market price of the Common Stock to decline. In addition, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market price of equity securities issued by many companies. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against the Company, regardless of the outcome, could have a negative effect on the Company’s business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of management’s attention and resources, and require the Company to make substantial payments to satisfy judgments or to settle litigation.

The Company’s board of directors and management have significant control over the Company’s business.

As of September 30, 2023, the Company’s directors and executive officers beneficially owned, directly or indirectly, in the aggregate, approximately 30,238,755 shares of Common Stock, representing an aggregate of approximately 51.5% of the combined voting power of the Company’s outstanding capital stock (excluding any options or other securities exercisable for Common Stock). As a result, in addition to their day-to-day management roles, the Company’s executive officers and directors are able to exercise significant influence on the Company’s business as stockholders, including influence over election of members of the board of directors and the authorization of other corporate actions requiring stockholder approval.

The Company’s issuance of additional securities in connection with financings, acquisitions, investments, our equity incentive plans or otherwise would dilute all other stockholders.

The Company may issue additional capital stock in the future. Any such issuance would result in dilution to all other stockholders. In the future, the Company may issue additional stock, including as a grant of equity awards to employees, directors and consultants under our equity incentive plans, to raise capital through equity financings or to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of Common Stock to decline.

The Company’s board of directors has the ability to issue blank check preferred stock, which may discourage or impede acquisition efforts or other transactions.

The Company’s board of directors has the power, subject to applicable law, to issue series of preferred stock that could, depending on the terms of the series, impede the completion of a merger, tender offer or other takeover attempt. For instance, subject to applicable law, a series of preferred stock may impede a business combination by including class voting rights, which would enable the holder or holders of such series to block a proposed transaction. The Company’s board of directors will make any determination to issue shares of preferred stock based on its judgment as to our and our stockholders’ best interests. The Company’s board of directors, in so acting, could issue shares of preferred stock having terms which could discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders may believe to be in their best interests or in which stockholders would have received a premium for their stock over the then-prevailing market price of the stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
3.2	Amended and Restated Bylaws of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
10.1†	Amendment to Convertible Promissory Note Purchase Agreement and Convertible Promissory Note, dated as of September 24, 2023, by and between Tigo Energy, Inc. and L1 Energy Capital Management S.à.r.l.
10.2†	Israeli Participants Sub-Plan to the Tigo Energy, Inc. 2023 Incentive Plan.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b)
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b)
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: November 7, 2023