Form 10-Q
period 2024-03-31
TIGO ENERGY, INC.
filed 2024-05-14
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 60,361,628 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the Company’s ability to meet future liquidity requirements, which may require us to raise financing in the future;
•
the projected financial information, anticipated growth rate and market opportunities of the Company;
•
the Company’s ability to maintain the listing of securities on Nasdaq;
•
the Company’s ability to develop and sell its product offerings and services;
•
the Company’s ability to manage risks associated with seasonal trends and the cyclical nature of the solar industry;
•
the potential liquidity and trading of the Company's securities;
•
the Company’s ability to acquire and protect intellectual property;
•
the Company’s ability to manage risks associated with the Company’s dependence on a small number of outside contract manufacturers;
•
the Company’s ability to continue working with leading solar manufacturers;
•
the Company’s ability to respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets into which the Company expands or otherwise operate in;
•
the Company’s ability to enhance future operating and financial results;
•
the Company’s ability to monetize its inventory on-hand;
•
the Company’s ability to retain or recruit, or changes required in, its officers, key employees or directors;
•
the Company’s ability to implement and maintain effective internal controls; and
•
factors relating to the Company’s business, operations and financial performance, including:
o
the Company’s ability to comply with laws and regulations applicable to its business;
o
market conditions and global and economic factors beyond the Company’s control;
o
the Company’s ability to compete in the highly competitive and evolving solar industry;
o
the Company’s ability to continue to develop new products and innovations to meet constantly evolving customer demands;
o
the Company’s ability to enter into, successfully maintain and manage relationships with partners and distributors; and
o
the Company’s ability to acquire or make investments in other businesses, patents, technologies, products or services to grow the business, and realize the anticipated benefits therefrom.

The Company cautions you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. These forward-looking statements are only predictions based on the Company’s current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024 (the “2023 Annual Report”), this Quarterly Report on Form 10-Q and the Company’s other filings with the SEC. It is not possible for the management of the Company to predict all risks, nor can the Company assess the impact of all factors on

i

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

ii

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$9,025	$4,405
Marketable securities, short-term	12,920	26,806
Accounts receivable, net of allowances for credit losses of $3,159 and $4,011 at March 31, 2024 and December 31, 2023, respectively	6,306	6,862
Inventory, net	55,757	61,401
Prepaid expenses and other current assets	4,388	5,236
Total current assets	88,396	104,710
Property and equipment, net	3,375	3,458
Operating right-of-use assets	2,285	2,503
Marketable securities, long-term	—	1,977
Intangible assets, net	2,125	2,192
Other assets	731	728
Goodwill	12,209	12,209
Total assets	$109,121	$127,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,030	$15,685
Accrued expenses and other current liabilities	6,039	8,681
Deferred revenue, current portion	444	335
Warranty liability, current portion	522	526
Operating lease liabilities, current portion	1,124	1,192
Total current liabilities	14,159	26,419
Warranty liability, net of current portion	4,957	5,106
Deferred revenue, net of current portion	607	466
Long-term debt, net of unamortized debt discount and issuance costs	33,805	31,570
Operating lease liabilities, net of current portion	1,269	1,392
Total liabilities	54,797	64,953
Commitments and Contingencies (see Note 10)
Stockholders’ equity
Common stock, $0.0001 par value: 150,000,000 authorized; 60,358,166 and 58,751,666 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	141,651	138,657
Accumulated deficit	(87,286)	(75,780)
Accumulated other comprehensive loss	(47)	(59)
Total stockholders’ equity	54,324	62,824
Total liabilities and stockholders’ equity	$109,121	$127,777

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue	$9,802	$50,058
Cost of revenue	7,036	31,689
Gross profit	2,766	18,369
Operating expenses:
Research and development	2,471	2,214
Sales and marketing	4,603	4,772
General and administrative	4,780	3,563
Total operating expenses	11,854	10,549
(Loss) income from operations	(9,088)	7,820
Other expenses, net:
Change in fair value of preferred stock warrant and contingent shares liability	(196)	512
Loss on debt extinguishment	—	171
Interest expense	2,826	778
Other income, net	(212)	(551)
Total other expenses, net	2,418	910
Net (loss) income	(11,506)	6,910

Unrealized gain resulting from change in fair value of marketable securities	$12	$14

Comprehensive (loss) income	$(11,494)	$6,924

Net (loss) income	$(11,506)	$6,910
Cumulative dividends on convertible preferred stock	—	(2,152)
Net (loss) income attributable to common stockholders	$(11,506)	$4,758

(Loss) earnings per common share
Basic	$(0.19)	$0.09
Diluted	$(0.19)	$0.05
Weighted-average shares of common stock outstanding
Basic	59,374,019	6,481,862
Diluted	59,374,019	11,005,136

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data) (Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated comprehensive (loss) income	Total stockholders’ equity
Balance at December 31, 2023	58,751,666	$6	$138,657	$(75,780)	$(59)	$62,824
Issuance of common stock upon exercise of stock options	755,016	—	250	—	—	250
Stock-based compensation expense	—	—	2,505	—	—	2,505
Issuance of common stock in connection with the acquisition of fSight (see Note 4)	166,271	—	239	—	—	239
Issuance of common stock in connection with employee incentive stock awards	685,213	—	—	—	—	—
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(11,506)	—	(11,506)
Balance at March 31, 2024	60,358,166	$6	$141,651	$(87,286)	$(47)	$54,324

			Stockholders’ deficit
	Convertible preferred stock		Common stock
	Shares (1)	Amount	Shares (1)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated comprehensive income	Total stockholders’ deficit
Balance at December 31, 2022	199,145,285	$87,140	23,442,353	$2	$6,521	$(62,215)	$—	$(55,692)
Retroactive application (Note 3)	(152,677,720)	—	(17,972,432)	(1)	1	—	—	—
Balance at December 31, 2022, as converted	46,467,565	87,140	5,469,921	1	6,522	(62,215)	—	(55,692)
Issuance of common stock upon exercise of stock options	—	—	140,545	—	92	—	—	92
Stock-based compensation expense	—	—	—	—	366	—	—	366
Issuance of common stock in connection with the acquisition of fSight	—	—	1,306,385	—	10,077	—	—	10,077
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	6,910	—	6,910
Balance at March 31, 2023, as converted	46,467,565	$87,140	6,916,851	$1	$17,057	$(55,305)	$14	$(38,233)

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

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating activities:
Net (loss) income	$(11,506)	$6,910
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	310	242
Reserve for inventory obsolescence	423	52
Change in fair value of preferred stock warrant and contingent shares liability	(196)	512
Non-cash interest expense	2,235	47
Stock-based compensation	2,505	366
Allowance for credit losses	(990)	109
Loss on debt extinguishment	—	171
Non-cash lease expense	300	167
Accretion of interest on marketable securities	(128)	(7)
Changes in operating assets and liabilities:
Accounts receivable	1,546	(16,535)
Inventory	5,221	(11,780)
Prepaid expenses and other assets	845	(1,175)
Accounts payable	(9,448)	14,815
Accrued expenses and other liabilities	(2,207)	407
Deferred revenue	250	486
Warranty liability	(153)	275
Operating lease liabilities	(273)	(149)
Net cash used in operating activities	$(11,266)	$(5,087)
Investing activities:
Purchase of marketable securities	—	(10,068)
Acquisition of fSight	—	55
Purchase of intangible assets	—	(450)
Purchase of property and equipment	(367)	(192)
Sales and maturities of marketable securities	16,003	—
Net cash provided (used) by investing activities	$15,636	$(10,655)
Financing activities:
Proceeds from Convertible Promissory Note	—	50,000
Repayment of from Series 2022-1 Notes	—	(20,833)
Payment of financing costs	—	(100)
Payment of deferred issuance costs related to future equity issuance	—	(527)
Proceeds from exercise of stock options	250	91
Net cash provided by financing activities	$250	$28,631
Net increase in cash and cash equivalents	4,620	12,889
Cash and cash equivalents at beginning of period	4,405	37,717
Cash and cash equivalents at end of period	$9,025	$50,606

See accompanying notes to condensed consolidated financial statements.

	Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,250	$168
Cash paid for income taxes	126	—
Supplemental schedule of non-cash investing and financing activities:
Deferred issuance costs related to future equity issuance in accrued expenses and accounts payable	—	174
Financing costs in accounts payable	—	257
Operating lease right of use assets obtained in exchange for operating lease liabilities	82	1,266
Property and equipment in accounts payable	32	1,026
Non-cash consideration paid for the acquisition of fSight	239	10,078
Contingent shares liability from fSight acquisition	92	1,990
Unrealized gain resulting from change in fair value of marketable securities	$12	$14

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

Please refer to Note 3 “Merger with Roth CH Acquisition IV Co.” for additional details regarding the Business Combination.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Pursuant to the Business Combination, the merger between ROCG and Legacy Tigo was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, ROCG was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Tigo issuing stock for the net assets of ROCG, accompanied by a recapitalization. The net assets of ROCG are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Tigo. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Closing Date, have been retroactively recasted as shares reflecting the exchange ratio established in the Business Combination. Please refer to Note 3 “Merger with Roth CH Acquisition IV Co.” for additional details regarding the Business Combination.

The Company has determined the functional currency of the subsidiaries to be the U.S. dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss and were not material for the three months ended March 31, 2024 and 2023.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly Tigo’s condensed consolidated balance sheet as of March 31, 2024 and its condensed consolidated statements of operations and comprehensive (loss) income, cash flows, and convertible preferred stock and changes stockholders’ equity (deficit) for the three months ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated balance sheet as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2023.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical information and various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, among other things, the valuation of share-based awards, the recoverability of long-lived assets, the assessment of intangible assets and goodwill for impairment, provisions for warranty and expected credit losses, inventory obsolescence, sales returns, future price concessions, valuation allowances and the estimated useful lives of plant and equipment and acquired intangible assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information as it becomes available.

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

In March 2024, the SEC adopted final rules that would require registrants to provide certain climate-related information in their registration statements and annual reports. The new rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The rules also require disclosure of certain climate-related financial metrics in registrant’s audited financial statements, and, for certain registrants, disclosure regarding such registrant’s greenhouse gas emissions. In April 2024, the SEC voluntarily stayed the rules pending completion of a judicial review that

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

is currently pending in the U.S. Court of Appeals for the Eighth Circuit. The Company is currently evaluating the impact of these rules on the Company’s financial statements and related disclosures.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On January 25, 2024, consistent with the terms of the purchase agreement, the Company issued the 12-month tranche of Contingent Shares, 166,271 shares of its Common Stock, to certain former equity holders of fSight. At January 25, 2024, the liability was revalued to $0.4 million based upon the Company’s Common Stock fair value per share at that date. A mark-to-market gain of $0.2 million was recorded upon the remeasurement at January 25, 2024. Upon issuance of the 12-month tranche of Contingent Shares on January 25, 2024, the Company reduced the liability by the fair value associated with the 12-month tranche of Contingent Shares by $0.2 million and subsequently recorded an increase to additional paid-in capital on the Company’s condensed consolidated balance sheet. As of March 31, 2024, there was a total of up to 86,017 Contingent Shares that may be issued pursuant to the terms of the purchase agreement.

At March 31, 2024, the remaining liability was revalued to $0.1 million based upon the Company’s Common Stock fair value per share on March 28, 2024, the last trading day of the reporting period. For the three months ended March 31, 2024 and 2023, the Company recognized a $0.2 million mark-to-market gain and $0.2 million mark-to-market expense, respectively. Mark-to-market expense and gains are recorded in the change in fair value of preferred stock warrant and contingent share liability financial statement line item within the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2024 and 2023.

The transaction was accounted for as a business combination pursuant to ASC Topic 805, Business Combinations, using the acquisition method of accounting and in conjunction with the acquisition, Legacy Tigo recognized $0.1 million of acquisition-related costs during the three months ended March 31, 2023. The Company did not incur any expense associated with acquisition-related costs during the three months ended March 31, 2024. The acquisition-related costs, which were expensed as incurred, are recorded in general and administrative expenses on the condensed consolidated statement of operations and comprehensive (loss) income.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The assets acquired and liabilities assumed were recorded at fair value as follows (in thousands):

Consideration transferred:
Fair value of common stock issued	$10,974
Fair value of contingent shares	2,167
Deemed settlement of loan payable	527
Total consideration	$13,668

Assets acquired:
Cash and cash equivalents	$55
Accounts receivable	117
Property and equipment	9
Developed technology	1,820
Customer relationships	170
Goodwill	12,209
Total assets acquired	$14,380
Liabilities assumed:
Accounts payable	$418
Accrued expenses	294
Net assets acquired	$13,668

Supplemental Pro Forma Information (Unaudited)

The following table presents supplemental pro-forma information for the three months ended March 31, 2023 as if the merger with fSight had occurred on January 1, 2022. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information.

Three Months Ended
(in thousands)	March 31, 2023
Net revenue	$50,126
Net income	$6,764

Supplemental Information of Operating Results

For the three months ended March 31, 2024, the Company’s condensed consolidated statement of operations and comprehensive (loss) income included net revenue of $0.2 million and a net loss of $0.5 million attributable to fSight. For the three months ended March 31, 2023, the Company’s condensed consolidated statement of operations and comprehensive (loss) income included net revenue of $0.1 million and a net loss of $0.3 million attributable to fSight.

5.
Net (Loss) Earnings Per Share

Basic net (loss) earnings per share of common stock is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period, without consideration for potential dilutive shares of common stock. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities, which include convertible preferred stock.

Under the two-class method, net earnings for the three months ended March 31, 2023 are adjusted by the difference between the fair value of consideration transferred and the carrying amount of convertible preferred stock during periods where the Company redeems its convertible preferred stock. The remaining earnings (undistributed earnings) are allocated to common stock and each series of convertible preferred stock to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock are then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted net (loss) earnings per share to common stockholders:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Basic net (loss) earnings per common share calculation:
Net (loss) income attributable to common stockholders	$(11,506)	$4,758
Undistributed earnings to preferred stock stockholders	—	(4,176)
Net (loss) income attributable to common stockholders – basic	$(11,506)	$582
Weighted-average shares of common stock outstanding – basic	59,374,019	6,481,862
Net (loss) earnings per share of common stock – basic	$(0.19)	$0.09

Diluted net (loss) earnings per common share calculation:
Net (loss) income attributable to common stockholders – basic	$(11,506)	$582
Net (loss) income attributable to common stockholders – diluted	$(11,506)	$582
Weighted-average shares of common stock outstanding – basic	59,374,019	6,481,862
Outstanding options and restricted stock units	—	3,157,720
Legacy Tigo warrants and common stock warrants	—	1,365,554
Weighted-average shares of common stock – diluted	59,374,019	11,005,136
Net (loss) earnings per share of common stock – diluted	$(0.19)	$0.05

The Company excluded the effect of the below elements from our calculation of diluted (loss) earnings per share, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period.

	As of March 31,
	2024	2023
Common stock warrants	—	177,076
Outstanding stock options and restricted stock units	1,694,503	318,969
Convertible promissory note	5,305,437	5,454,548
	6,999,940	5,950,593

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Assets:
Cash equivalents:
Money market accounts	$3,852	$—	$—
Marketable securities:
Corporate bonds	$—	$10,948	$—
U.S. agency securities	$—	$1,972	$—
Liabilities:
Contingent shares liability from fSight acquisition	$92	$—	$—
December 31, 2023 (audited)
Assets:
Cash equivalents:
Money market accounts	$1,646	$—	$—
Marketable securities:
Corporate bonds	$—	$19,489	$—
U.S. agency securities	$—	$9,294	$—
Liabilities:
Contingent shares liability from fSight acquisition	$527	$—	$—

During the three months ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

The following tables are a summary of the changes in fair value of the Company’s marketable securities as of March 31, 2024 and December 31, 2023, respectively:

	As of March 31, 2024
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$10,990	$—	$(43)	$10,947
U.S. agency securities	1,977	—	(4)	1,973
Total available-for-sale marketable securities	$12,967	$—	$(47)	$12,920

	As of December 31, 2023
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$17,561	$2	$(52)	$17,511
U.S. agency securities	9,300	2	$(7)	9,295
Total	26,861	4	(59)	26,806
Long-term assets
Corporate bonds	1,981	3	(7)	1,977
Total	1,981	3	(7)	1,977

Total available-for-sale marketable securities	$28,842	$7	$(66)	$28,783

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024, available-for-sale securities consisted of investments that mature within one year.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of March 31, 2024, the fair value and carrying value of the Company’s Convertible Promissory Note (Note 9) was $54.1 million and $33.8 million, respectively. As of December 31, 2023, the fair value and carrying value of the Company’s Convertible Promissory Note (Note 9) was $58.1 million and $31.6 million, respectively. The estimated fair value for the Company’s Convertible Promissory Note was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

7.
Revenue Recognition

Geographic Net Revenue

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes net revenue by major geographic region (in millions):

	Three Months Ended March 31,
(in thousands)	2024	2023
EMEA	$5,789	$40,259
Americas	2,738	6,981
APAC	1,275	2,818
Total net revenue	$9,802	$50,058

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

The following table summarizes the changes in deferred revenue:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at the beginning of the period	$801	$1,122
Deferral of revenue	1,666	12,198
Recognition of unearned revenue	(1,416)	(11,712)
Balance at the end of the period	$1,051	$1,608

As of March 31, 2024, the Company expects to recognize $1.1 million from remaining performance obligations over a weighted average term of 3.7 years.

The Company recognized approximately $0.2 million and $0.7 million in revenue that was included in the beginning contract liabilities balance during the three months ended March 31, 2024, and 2023, respectively.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in product warranty liability:

	Three Months Ended March 31,
(in thousands)	2024	2023
Warranty liability, beginning of the period	$5,632	$4,351
Provision for warranty issued during period	138	796
Benefit from changes in estimate	(197)	(431)
Settlements	(94)	(90)
Warranty liability, end of the period	$5,479	$4,626

8.
Supplementary Balance Sheet Information

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventory, net	March 31, 2024	December 31, 2023
Raw materials	$821	$668
Finished goods	54,936	60,733
Inventory, net	$55,757	$61,401

The inventory reserve was $1.4 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively.

Property and equipment, net	Estimated Useful Life	March 31, 2024	December 31, 2023
Machinery and equipment	7 years	$5,930	$5,810
Vehicles	5 years	31	31
Computer software	5 years	192	192
Computer equipment	5 years	585	574
Furniture and fixtures	5 years	216	216
Leasehold improvements	3 - 6 years	465	457
Construction in progress		19	—
		7,438	7,280
Less: Accumulated depreciation		4,063	3,822
Property and equipment, net		$3,375	$3,458

For the three months ended March 31, 2024, and 2023 the Company recorded depreciation expense of $0.2 million and $0.2 million, respectively, in the condensed consolidated statements of operations and comprehensive (loss) income.

Accrued expenses and other current liabilities	March 31, 2024	December 31, 2023
Accrued vacation	$1,031	$856
Accrued compensation	1,740	2,514
Accrued interest	562	1,222
Accrued professional fees	519	409
Accrued warehouse and freight	502	1,001
Accrued other	1,472	1,974
Other current liabilities(1)	213	705
Accrued expenses and other current liabilities	$6,039	$8,681

(1)
Other current liabilities as of March 31, 2024 and 2023, primarily consist of the contingent shares liability related to the acquisition of fSight in Q1 2023. See Note 4 for additional information.

	March 31, 2024	December 31, 2023
Allowance for credit losses, beginning balance	$4,011	$76
Net charges to expense or revenue	(852)	3,960
Write-offs, net of recoveries	—	(25)
Allowance for credit losses, ending balance	$3,159	$4,011

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Convertible Promissory Note	$50,000	$50,000
Less: unamortized debt discount and issuance costs	(16,195)	(18,430)
Long-term debt, net of unamortized debt discount and issuance costs	$33,805	$31,570

During the three months ended March 31, 2024, and 2023, the Company recorded amortization of $2.2 million and $47,000, respectively, to interest expense pertaining to debt discount and issuance costs. The amortization associated with the Convertible Promissory Note as of March 31, 2024, primarily consists of the debt discount that was recorded as a result of the bifurcation of the conversion option at the time of the Business Combination. See below in this note for further information on the conversion option bifurcation for the Convertible Promissory Note, as defined below.

Convertible Promissory Notes

On January 9, 2023, the Company entered into the Note Purchase Agreement (“Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l. (“L1 Energy”) pursuant to which the Company issued the Convertible Promissory Note in the aggregate principal amount of $50.0 million (the “Convertible Promissory Note”). Outstanding borrowings under the Convertible Promissory Note bears interest at a rate of 5.0% per year. The principal amount of the Convertible Promissory Note is due at the maturity date of January 9, 2026, and interest is payable semiannually beginning July 2023. As of March 31, 2024, there was $0.6 million of accrued interest in the condensed consolidated balance sheet.

Under the terms of the Note Purchase Agreement, the Convertible Promissory Note may be converted at the option of the note holder into the Company’s common stock or an equivalent equity instrument resulting from a public company event. The conversion price is based on a pre-money valuation divided by the aggregate number of the Company’s outstanding shares at the issuance date and adjusted for any cash dividends paid on the Company’s capital stock. The conversion price and number of conversion shares are subject to standard anti-dilution adjustments. Upon a change of control event the note holder may (i) convert the Convertible Promissory Note immediately prior to the event into the Company’s common stock at a conversion price equal to the lesser of the Convertible Promissory Note’s original conversion price or the price per share of the Company’s common stock implied by the change of control event transaction agreement or (ii) require the redemption of the Convertible Promissory Note in cash, including the payment of a make-whole amount of all unpaid interest that would have otherwise been payable had the Convertible Promissory Note remained outstanding through the maturity date. The Company’s obligations under the Note Purchase Agreement may be accelerated, subject to customary grace and cure periods, upon the occurrence of an event of default. The Note Purchase Agreement defines events of default as the occurrence of any one of the following; 1) a default in payment of any part of principal or unpaid accrued interest on the Convertible Promissory Note when due and payable; 2) the Company issues a written statement that it is unable to pay its debts as they become due, or the Company files a voluntary petition for bankruptcy or insolvency proceeding, the Company, or its directors or majority shareholders take action looking to the dissolution or liquidation of the Company; 3) the involuntary bankruptcy of the Company defined as the commencement of any proceeding against the Company seeking any bankruptcy reorganization; 4) the Company defaults on any of its performance obligations under the Note Purchase Agreement; 5) any material portion of the assets of the Company or any subsidiary of the Company is seized or a levy is filed against such assets; 6) a default that remains uncured on any other agreement evidencing the indebtedness of the Company or its subsidiaries for an amount of $10 million or more whose terms allow for the acceleration of the repayment of such indebtedness due to the consummation of the transactions contemplated in this Note Purchase Agreement.

As a result of the Business Combination, the conversion options were bifurcated and accounted for as derivatives. Upon recognition, the Company recorded the conversion options at fair value and associated debt discount of $23.5 million. On September 24, 2023, the Company and L1 Energy entered into the Convertible Note Amendment which modified the conversion terms of the Convertible Promissory Notes. As a result, the conversion options no longer met the criteria to be bifurcated into a convertible note derivative liability; instead, the conversion options were reclassified to equity under ASC Topic 815, Derivatives and Hedging.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future aggregate principal maturities of long-term debt are as follows as of March 31, 2024 (in thousands):

Remainder of 2024	$—
2025	—
2026	50,000
2027	—
2028	—
Thereafter	—
$50,000

Series 2022-1 Notes

In January 2023, concurrently with the Convertible Promissory Note transaction, the Company repaid the Series 2022-1 Notes issued in January 2022 with a principal amount of $25.0 million at a fixed interest rate of 5.5% per year (“Series 2022-1 Notes”) in full with the proceeds from the Convertible Promissory Note and wrote off $0.2 million of unamortized debt issuance costs related to the previously outstanding Series 2022-1 Notes, which are included in loss on debt extinguishment on the condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for any potential obligations at March 31, 2024.

11.
Common Stock, Preferred Stock and Convertible Preferred Stock

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

The Company is authorized to issue 10,000,000 shares of Preferred Stock. As of March 31, 2024, there was no Preferred Stock outstanding.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance, on an as-if converted basis, were as follows:

As of March 31, 2024
Stock options issued and outstanding	3,987,761
Restricted stock units issued and outstanding	832,733
Shares available for potential conversion of L1 Convertible Note	5,305,861
Shares available for fSight Contingent Shares	86,017
Shares available for grant under 2023 Equity Incentive Plan	5,905,424
16,117,796

Common Stock Warrants

Legacy Tigo had outstanding warrants to purchase 1,915,372 shares of Legacy Tigo common stock (“Legacy Warrants”), which (prior to the consummation of the Business Combination) represented rights to purchase Legacy Tigo common stock. During the year ended December 31, 2023, 1,915,372 Legacy Warrants were net exercised resulting in the issuance of 1,491,229 shares of Common Stock. As of March 31, 2024, there were no Legacy Warrants outstanding.

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

The Company paid $0.1 million for the remaining Warrants that were not exercised as of September 8, 2023, which was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated balance sheet. As of March 31, 2024, there were no Warrants outstanding.

Convertible Preferred Stock

In connection with the Business Combination, as discussed in Note 3, the Company issued 47,918,992 shares of Common Stock to holders of convertible preferred stock of Legacy Tigo. No convertible preferred securities were outstanding as of March 31, 2024. Prior to the Business Combination, Legacy Tigo’s convertible preferred stock was classified outside of stockholders’ deficit because the shares contained deemed liquidation rights that were contingent redemption features not solely within the control of Legacy Tigo. As a result, all of Legacy Tigo’s convertible preferred stock was classified as mezzanine equity.

Convertible Preferred Stock Warrants

Warrants to purchase a total of 1,064,446 shares of Series C convertible preferred stock of Legacy Tigo were initially recognized as a liability and recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date. As part of the Business Combination, Legacy Tigo convertible preferred stock was remeasured immediately before the Merger date, and

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

was subsequently converted into Legacy Tigo common stock pursuant to the conversion rate in effect immediately prior to the consummation of the Business Combination and all related Legacy Tigo convertible preferred stock warrants were converted into warrants exercisable for shares of Common Stock with terms consistent with the Legacy Tigo convertible preferred stock warrants except for the number of shares exercisable and the exercise price, each of which was adjusted using the Exchange Ratio. In connection with the Business Combination, as discussed in Note 3, all outstanding Series C convertible preferred stock warrants were exercised resulting in the net issuance of 828,733 shares of convertible preferred stock which were immediately converted into Common Stock in connection with the recapitalization. As of March 31, 2024, there were no convertible preferred stock warrants outstanding.

12.
Stock-Based Compensation

The Company adopted the 2008 Stock Plan (“2008 Plan”) under which it may issue stock options to purchase shares of common stock, and award restricted stock and stock appreciation rights to employees, Directors and consultants. The 2008 Plan expired in March 2018 and all award issuance therefore ceased. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. During the three months ended March 31, 2024, there were no exercises of common stock options prior to the vesting of such options. Options outstanding under the 2008 Plan will remain outstanding until they are exercised, canceled or expire.

In May 2018, the Company adopted the 2018 Stock Plan (“2018 Plan”) under which the Company may issue stock options to purchase shares of common stock, and award restricted stock and stock appreciation rights to employees, Directors and consultants.

Under the 2018 Plan, the Board of Directors may grant incentive stock options or nonqualified stock options. Incentive stock options may only be granted to Company employees. The 2018 Plan expired in May 2023 and all award issuance therefore ceased. The exercise price of incentive stock options and non-qualified stock options cannot be less than 100% of the fair value per share of the Company’s common stock on the grant date. If an individual owns more than 10% of the Company’s outstanding capital stock, the price of each share incentive stock option will be at least 110% of the fair value. Fair value is determined by the Board of Directors. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. Options outstanding under the 2018 Plan will remain outstanding until they are exercised, canceled or expire. During the three months ended March 31, 2024, there were no exercises of common stock options prior to the vesting of such options.

In May 2023, the Company adopted the 2023 Equity Incentive Plan (“2023 Plan”) under which the Company may issue stock options to purchase shares of common stock, award restricted stock, restricted stock units (“RSU”), dividend equivalents, stock appreciation rights, and other stock-based or cash-based awards to employees, Directors and consultants.

Through March 31, 2024, the Company has granted 1,097,901 stock options to purchase shares of common stock and 1,517,946 RSU’s under the 2023 Plan. The stock options generally vest over a four-year period, following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter. As of March 31, 2024, 15,911 stock options granted under the 2023 Plan had vested and were exercisable. There have been no stock options exercised under the 2023 Plan. The RSUs generally vest over a three-year period, following the date of grant, with a third of the award vesting on each year on the annual anniversary of the grant date. During the three months ended March 31, 2024, the Company granted 685,213 RSUs to employees and executives pursuant to the 2023 Plan, which immediately vested into shares of Common Stock. As of March 31, 2024, 685,213 RSUs that were granted under the 2023 Plan have vested.

Collectively, the 2008 Stock Plan, 2018 Stock Plan and the 2023 Equity Incentive Plan are referred to as “the Plans”. The Company has authorized 9,189,613 shares of common stock to be issued under the Plans. The Company has reserved 5,905,424 shares of common stock for future issuance under the 2023 Plan.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$456	$49
Sales and marketing	830	173
General and administrative	1,155	122
Cost of sales	64	22
Total stock-based compensation	$2,505	$366

Stock Options

The following table summarizes stock option activity for the Plans for the three months ended March 31, 2024:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000's)
Outstanding at December 31, 2023	4,872,527	$3.64	6.10
Granted	—	$—
Exercised	(755,016)	$0.33
Forfeited	(83,150)	$4.85
Expired	(46,600)	$2.03
Outstanding at March 31, 2024	3,987,761	$4.26	6.80	$738
Exercisable at March 31, 2024	2,138,472	$1.32	5.16	$673
Vested and expected to vest at March 31, 2024	3,987,761	$4.26	6.80

As of March 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $8.6 million, which the Company expects to recognize over a weighted-average period of 3.0 years.

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
•
As the Company’s common stock has not historically been publicly traded, its Board of Directors periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no options granted during the three months ended March 31, 2024. The fair value of each stock option granted during the three months ended March 31, 2023 was estimated on the date of grant using the weighted average assumptions in the table below:

March 31, 2023
Expected volatility	71.2%
Risk-free interest rate	3.9%
Expected term (in years)	6.0
Expected dividend yield	—%

Restricted Stock Units

The following table summarizes RSU activity for the Plans for the three months ended March 31, 2024:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2023	872,037	$11.27
Granted	685,213	$1.35
Vested	(685,213)	$1.35
Forfeited	(39,304)	$9.39
Outstanding at March 31, 2024	832,733	$11.36

As of March 31, 2024, the total unrecognized compensation expense related to unvested RSUs was $7.2 million, which the Company expects to recognize over a weighted-average period of 2.3 years.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease costs	$334	$194
Variable lease costs	92	62
Total lease cost	$427	$256

Other information related to leases was as follows:

	Three Months Ended March 31,
Supplemental Cash Flows Information (in thousands)	2024	2023
Operating lease right of use assets obtained in exchange for operating lease liabilities	$82	$1,266
Cash paid for amounts included in the measurement of lease liabilities	$335	$174

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	2.7	2.9
Weighted average discount rate	5.0%	8.5%

Future maturities of lease liabilities were as follows as of March 31, 2024:

(in thousands)	Operating Leases
Remainder of 2024	$1,020
2025	610
2026	443
2027	346
2028	136
Thereafter	17
Total future minimum lease payments	$2,572
Less: imputed interest	179
Present value of lease liabilities	$2,393

14.
Goodwill and Intangible Assets

As of March 31, 2024, the Company had a goodwill balance of $12.2 million. The goodwill balance is related to the acquisition of fSight. Please refer to Note 4. “Acquisition of Foresight Energy, Ltd.” for further information.

The Company's intangible assets by major asset class are as follows:

	March 31, 2024
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(83)	$367
Customer relationships	10.0	170	(20)	150
Developed technology	10.0	1,820	(212)	1,608
Total intangible assets		$2,440	$(315)	$2,125

	December 31, 2023
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(65)	$385
Customer relationships	10.0	170	(16)	154
Developed technology	10.0	1,820	(167)	1,653
Total intangible assets		$2,440	$(248)	$2,192

The Company recognized amortization expense related to intangible assets of $0.1 million and $46,000 for the three months ended March 31, 2024 and 2023, respectively.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense related to intangible assets at March 31, 2024 in each of the next five years and beyond is expected to be incurred as follows (in thousands):

(in thousands)	Amount
Remainder of 2024	$203
2025	270
2026	270
2027	262
2028	260
Thereafter	860
$2,125

15.
Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The Company’s effective tax rates for the three months ended March 31, 2024, and 2023 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be maintained against the Company’s deferred tax assets. The Company did not record income tax expense for the three months ended March 31, 2024 or 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto included in our 2023 Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors” in the 2023 Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “the Company” or other similar terms refer to the business and operations of Tigo Energy, Inc. and its subsidiaries prior to the Business Combination (“Legacy Tigo”) and Tigo Energy Inc. following the consummation of the Business Combination. References to “ROCG” refer to Roth CH Acquisition IV Co. prior to the consummation of the Business Combination.

Overview

Our mission is to deliver smart systems solutions, combining hardware and software, which enhance safety, increase energy yield, and lower operating costs of residential, commercial, and utility-scale solar systems. We believe we are a worldwide leader in the development and delivery of products and solutions that are flexible and dependable, increase the energy generation of solar energy systems and address the need for change. We primarily offer products and services through distributors and solar installers. We have a worldwide footprint with product installations in over 100 countries and on all seven continents.

Key Factors that May Influence Future Results of Operations

Our financial results of operations may not be comparable from period to period due to several factors. Key factors affecting our results of operations are summarized below.

Demand for Products. The demand for our products in Europe and the United States experienced a notable slowdown beginning in the second quarter in 2023 and continued into the first quarter of 2024. In Europe, the slowdown was primarily due to elevated inventory levels with distributors and an overall channel inventory correction as they responded to a slower demand environment. Additionally, there has been uncertainty surrounding the net energy metering policies and solar export penalties in the European markets, such as Germany, Belgium, Italy and the United Kingdom, which also contributed to the overall slowdown in demand in Europe. In the United States, the slowdown was primarily attributable due to higher interest rates than recent prior periods and the transition from the second iteration of net metering (“NEM 2.0”) to the third iteration of net metering (“NEM 3.0”) in California. The factors noted above have led to elevated inventory levels with distributors and installers in both regions. Given these factors, revenues have been, and may continue to be, adversely affected in 2024.

In response to the factors noted above, we reduced staffing levels across all geographies in December 2023 by approximately 15%, and in April 2024 by approximately 10%. As a result, we expect to reduce cash expenditures associated with the reduction of personnel costs by approximately $7.3 million in 2024.

Unfavorable Macroeconomic and Market Conditions. The global macroeconomic and market uncertainty, including higher interest rates and inflation, has caused disruptions in financial markets and may continue to have an adverse effect on the U.S. and world economies. Since the second quarter of 2023, we have experienced a significant number of customer requests to delay purchase order deliveries and a smaller number of purchase order cancellations and returns. Other customers may decide to delay purchasing our products and services or not purchase at all. A tighter credit market for consumer and business spending could, in turn, adversely affect spending levels of installers and end users and lead to increased price competition for our products. Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, have adversely affected, and could continue to adversely affect our business, results of operations and financial condition.

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

Expansion of Sales with Existing Customers and Adding New Customers. Our future revenue growth is, in part, dependent on our ability to expand product offerings and services in the U.S. residential market. In our North American market, revenue is generally generated from our product offerings and services in the commercial and industrial markets. In order to continue revenue growth, we plan to expand our presence in the residential market through offerings with residential solar providers. We also expect to continue to evaluate and invest in new market opportunities internationally. We believe that our entry into new markets will continue to facilitate revenue growth and customer diversification. We primarily acquire new customers through collaboration with our industry partners and distributors. While we expect that a substantial portion of our future revenues in the near-term will be generated from our existing customers, we expect to invest in our sales and marketing to broaden reach with new residential customers in the U.S. and EMEA.

Expansion of New Products and Services. We have made substantial investments in research and development and sales and marketing to achieve a leading position in our market and revenue growth. While a majority of our revenue is generated from the sale of our MLPE products, we intend to continue the development and promotion of our GO Energy Storage Systems (“GO ESS”) and Predict+ product and service lines.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Net revenue	$9,802	$50,058
Gross profit	$2,766	$18,369
Gross margin	28.2%	36.7%
(Loss) income from operations	$(9,088)	$7,820
Net (loss) income	$(11,506)	$6,910

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

Key Components and Comparison of Results of Operations

Net Revenue

	Three Months Ended March 31,
			Change in
(in thousands, except percentages)	2024	2023	$	%
Net revenue	$9,802	$50,058	$(40,256)	(80.4)%

Three Months ended March 31, 2024, and 2023

Net revenue decreased by $40.3 million or 80.4% for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the solar industry experiencing a broad-based slowdown in both the U.S. and European markets, that resulted in elevated inventory with distributors and installers, and as a result the overall demand for our products and services decreased as distributors and installers responded to this slower demand environment. In the Americas region, this slowdown was primarily the result of higher interest rates and the transition from NEM 2.0 to NEM 3.0 in California. In the EMEA region, this slowdown was primarily the result of a decrease in customer purchases in Europe after a surge of sales were realized in 2022 and going into the first half of 2023 due to higher energy prices in Europe related to the onset of the armed conflict in Ukraine in 2022, and overall channel inventory correction.

	Three Months Ended March 31,
			Change in
(in thousands, except percentages)	2024	2023	$	%
EMEA	$5,789	$40,259	$(34,470)	(85.6)%
Americas	2,738	6,981	(4,243)	(60.8)%
APAC	1,275	2,818	(1,543)	(54.8)%
Total net revenue	$9,802	$50,058	$(40,256)	(80.4)%

Three Months ended March 31, 2024, and 2023

•
EMEA - Net revenue for the EMEA region decreased by $34.5 million or 85.6% for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a slowdown in demand in the region due to elevated inventory levels at distributors and installers.
•
Americas - Net revenue for the Americas region decreased $4.2 million or 60.8% for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to demand for our solutions slowing as a result of higher interest rates impacting customers’ investment decisions and the transition from NEM 2.0 to NEM 3.0 in California.
•
APAC - Net revenue for the APAC region decreased $1.5 million or 54.8% for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a 79.8% decline in sales in China.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
			Change in
(in thousands, except percentages)	2024	2023	$	%
Cost of revenue	$7,036	$31,689	$(24,653)	(77.8)%
Gross profit	$2,766	$18,369	$(15,603)	(84.9)%

	Three Months Ended March 31,
	2024	2023	Change
Gross margin	28.2%	36.7%	(8.5)%

Three Months ended March 31, 2024, and 2023

Cost of revenue decreased by $24.7 million or 77.8% and gross profit decreased by $15.6 million or 84.9% for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to an 80.4% decrease in net revenue for the three months ended March 31, 2024 compared to the same period in 2023.

Gross margin decreased by 8.5% for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to sales promotions and discounts related to the Company’s GO ESS product line.

Research and Development

	Three Months Ended March 31,
			Change in
(in thousands, except percentages)	2024	2023	$	%
Research and development	$2,471	$2,214	$257	11.6%
Percentage of net revenue	25.2%	4.4%

Three Months ended March 31, 2024, and 2023

Research and development expense increased by $0.3 million or 11.6% for the three months ended March 31, 2024, as compared to the same period in 2023. Research and development expense as percentage of net revenue increased to 25.2% for the three months ended March 31, 2024, compared to 4.4% for the same period in 2023. The overall increase was primarily driven by higher personnel-related expenses attributable to higher personnel-related stock-based compensation expenses, in addition to an increase in consulting expense. The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Sales and Marketing

	Three Months Ended March 31,
			Change in
(in thousands, except percentages)	2024	2023	$	%
Sales and marketing	$4,603	$4,772	$(169)	(3.5)%
Percentage of net revenue	47.0%	9.5%

Three Months ended March 31, 2024, and 2023

Sales and marketing expense remained consistent for the three months ended March 31, 2024, as compared to the same period in 2023. Sales and marketing expense as a percentage of net revenue increased by 37.5% primarily due to a decrease in net revenues for the three months ending March 31, 2024 compared to the same period in 2023.

General and Administrative

	Three Months Ended March 31,
			Change in
(in thousands, except percentages)	2024	2023	$	%
General and administrative	$4,780	$3,563	$1,217	34.2%
Percentage of net revenue	48.8%	7.1%

Three Months ended March 31, 2024, and 2023

General and administrative expense increased by $1.2 million or 34.2% for the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily related to higher personnel-related stock-based compensation expenses, and an increase in professional fees, which is attributable to higher audit fees and legal expenses.

Other Expenses, Net

	Three Months Ended March 31,
			Change in
(in thousands)	2024	2023	$	%
Change in fair value of preferred stock warrant and contingent shares liability	$(196)	$512	$(708)	(138.3)%
Loss on debt extinguishment	—	171	(171)	(100.0)%
Interest expense	2,826	778	2,048	263.2%
Other income, net	(212)	(551)	339	(61.5)%
Total other expenses, net	$2,418	$910	$1,508	165.7%

Three Months ended March 31, 2024, and 2023

Change in fair value of preferred stock warrant and contingent shares liability decreased by $0.7 million or 138.3% for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a decrease in mark-to-market expense associated with the contingent shares related to the fSight acquisition.

The loss on debt extinguishment for the three months ended March 31, 2023, is primarily related to the repayment of our Series 2022-1 Notes.

Interest expense increased by $2.0 million or 263.2% for the three months ended March 31, 2024, as compared to the same period in 2023. This increase is primarily due to the amortization of the debt discount of $23.5 million that was recorded upon the bifurcation of the conversion options at the time of the Business Combination. Please see Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the conversion options.

Other income, net decreased $0.3 million or 61.5% for the three months ended March 31, 2024, as compared to the same period in 2023. This decrease is primarily due to a decrease in interest income from the Company’s marketable securities, as the underlying asset base generating interest income decreased during the three months ended March 31, 2024 compared to the same period in 2023.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and marketable securities. As of March 31, 2024, the Company held $21.9 million in cash, cash equivalents and marketable securities which were held primarily for working capital purposes. Our working capital, which we define as current assets less current liabilities, decreased by $4.1 million to $74.2 million as March 31, 2024 compared to $78.3 million as of December 31, 2023. The decrease in working capital during this period is primarily attributable to lower marketable securities and inventory balances, and is partially offset by a decrease in accounts payable and accrued expenses and other current liabilities. During the first quarter of 2024, revenues stabilized on a sequential quarter basis but declined on a year over year basis. While we have been actively working on reducing our inventory levels, these efforts will depend on our ability to increase future quarterly revenues, maintain a minimal level of inventory purchases with suppliers, and our ability to recover the book value of inventory. In the first quarter of 2024, we reduced our inventory levels by $5.6 million from December 31, 2023, and expect lower inventory levels and positive working capital cash conversion throughout the remainder of 2024. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,

(in thousands, except percentages)	2024	2023
Net cash used in operating activities	$(11,266)	$(5,087)
Net cash provided (used) by investing activities	15,636	(10,655)
Net cash provided by financing activities	250	28,631
Net increase in cash and cash equivalents	$4,620	$12,889

Management closely monitors expenditures and is focused on obtaining new customers and continuing to develop our products and services. Cash from operations and our liquidity could also be affected by various risks and uncertainties, including, but not limited to, economic concerns related to interest rates, inflation or the supply chain, including timing of cash collections from customers and other risks which are detailed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors” in the 2023 Annual Report.

Cash Flows Used in Operating Activities

Operating cash flows consists primarily of net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Cash used in operating activities increased by $6.2 million for the three months ended March 31, 2024, as compared to the same period in 2023, which was primarily driven by a higher net loss in the first quarter of 2024 compared to the same period in 2023, which is a result of the negative macroeconomic factors that are noted above. The increase in net cash used in operating activities was partially offset by increases in non-cash expenses related to stock-based compensation and accretion of interest expense.

Cash Flows Used in Investing Activities

Net cash provided by investing activities increased by $26.3 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the proceeds from the sale and maturities of a portion of the Company’s marketable securities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased by $28.4 million in the three months ended March 31, 2024, compared to the same period in 2023. For the three months ended March 31, 2024, we received proceeds of $0.3 from the exercise of stock options by employees. For the three months ended March 31, 2023, we received proceeds of $50.0 million from the Convertible Promissory Note, which was partially offset by the $20.8 million repayment of the Series 2022-1 Notes.

Contractual Obligations

Our contractual obligations primarily consist of our Convertible Promissory Note, obligations under operating leases and inventory component purchases. As of March 31, 2024, there have been no material changes from our disclosure in our 2023 Annual Report. For more information on our future minimum operating leases, see Note 13, “Leases” and for more information on our Convertible Promissory Notes and other related debt, see Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the periods presented, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

For the period ended March 31, 2024, there have been no material changes to our critical accounting estimates from the information reported in our 2023 Annual Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on the Company’s condensed consolidated financial statements, see Part I, Note 2, “Summary of Significant Accounting Policies”, in the notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in the section entitled “Risk Factors” in Part I, Item 1A, of the Company’s 2023 Annual Report, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

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

3.2	Amended and Restated Bylaws of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
10.1†	Tigo Energy, Inc. Independent Director Compensation Policy.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b)
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b)
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: May 14, 2024