Form 10-Q
period 2024-06-30
TIGO ENERGY, INC.
filed 2024-08-06
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 60,477,864 shares of common stock, $0.0001 par value per share, outstanding.

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

The Company cautions you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. These forward-looking statements are only predictions based on the Company’s current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q, in particular the risks described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024 (the “2023 Annual Report”) and the Company’s other filings with the SEC. It is not possible for the

i

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

ii

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2024, and 2023	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months ended June 30, 2024, and 2023	3
	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2024, and 2023	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
	Signatures	35

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$14,943	$4,405
Restricted cash	200	—
Marketable securities, short-term	5,214	26,806
Accounts receivable, net of allowances for credit losses of $2,570 and $4,011 at June 30, 2024, and December 31, 2023, respectively	6,917	6,862
Inventory	51,311	61,401
Prepaid expenses and other current assets	4,509	5,236
Total current assets	83,094	104,710
Property and equipment, net	3,191	3,458
Operating right-of-use assets	2,010	2,503
Marketable securities, long-term	—	1,977
Intangible assets, net	2,057	2,192
Other assets	768	728
Goodwill	12,209	12,209
Total assets	$103,329	$127,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,085	$15,685
Accrued expenses and other current liabilities	6,639	8,681
Deferred revenue, current portion	275	335
Warranty liability, current portion	539	526
Operating lease liabilities, current portion	936	1,192
Total current liabilities	15,474	26,419
Warranty liability, net of current portion	5,238	5,106
Deferred revenue, net of current portion	704	466
Long-term debt, net of unamortized debt discount and issuance costs	36,040	31,570
Operating lease liabilities, net of current portion	1,133	1,392
Total liabilities	58,589	64,953
Commitments and Contingencies (see Note 10)
Stockholders’ equity
Common stock, $0.0001 par value: 150,000,000 authorized; 60,371,987 and 58,751,666 shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively	6	6
Additional paid-in capital	143,364	138,657
Accumulated deficit	(98,607)	(75,780)
Accumulated other comprehensive loss	(23)	(59)
Total stockholders’ equity	44,740	62,824
Total liabilities and stockholders’ equity	$103,329	$127,777

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$12,701	$68,826	$22,503	$118,884
Cost of revenue	8,834	42,920	15,870	74,609
Gross profit	3,867	25,906	6,633	44,275
Operating expenses:
Research and development	2,704	2,424	5,175	4,638
Sales and marketing	4,055	5,163	8,658	9,935
General and administrative	5,511	9,654	10,291	13,217
Total operating expenses	12,270	17,241	24,124	27,790
(Loss) income from operations	(8,403)	8,665	(17,491)	16,485
Other expenses (income):
Change in fair value of preferred stock warrant and contingent shares liability	41	2,608	(155)	3,120
Change in fair value of derivative liability	—	38,251	—	38,251
Loss on debt extinguishment	—	—	—	171
Interest expense	2,862	1,587	5,688	2,365
Other income, net	(1)	(672)	(213)	(1,223)
Total other expenses, net	2,902	41,774	5,320	42,684
Loss before income tax expense	(11,305)	(33,109)	(22,811)	(26,199)
Income tax expense (benefit)	16	(10,933)	16	(10,933)
Net loss	(11,321)	(22,176)	(22,827)	(15,266)

Unrealized gain (loss) resulting from change in fair value of marketable securities	$24	$(195)	$36	$(181)

Comprehensive loss	$(11,297)	$(22,371)	$(22,791)	$(15,447)

Net loss	$(11,321)	$(22,176)	$(22,827)	$(15,266)
Cumulative dividends on convertible preferred stock	—	(1,248)	—	(3,399)
Net loss attributable to common stockholders	$(11,321)	$(23,424)	$(22,827)	$(18,665)

Loss per common share
Basic	$(0.19)	$(0.84)	$(0.38)	$(1.09)
Diluted	$(0.19)	$(0.84)	$(0.38)	$(1.09)
Weighted-average shares of common stock outstanding
Basic	60,363,680	27,750,374	59,874,991	17,174,936
Diluted	60,363,680	27,750,374	59,874,991	17,174,936

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at December 31, 2023	58,751,666	$6	$138,657	$(75,780)	$(59)	$62,824
Issuance of common stock upon exercise of stock options	755,016	—	250	—	—	250
Stock-based compensation expense	—	—	2,505	—	—	2,505
Issuance of common stock in connection with the acquisition of fSight (see Note 4)	166,271	—	239	—	—	239
Issuance of common stock in connection with employee incentive stock awards	685,213	—	—	—	—	—
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(11,506)	—	(11,506)
Balance at March 31, 2024	60,358,166	$6	$141,651	$(87,286)	$(47)	$54,324
Issuance of common stock upon exercise of stock options	13,821	—	10	—	—	10
Stock-based compensation expense	—	—	1,703	—	—	1,703
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	24	24
Net loss	—	—	—	(11,321)	—	(11,321)
Balance at June 30, 2024	60,371,987	$6	$143,364	$(98,607)	$(23)	$44,740

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

			Stockholders’ (deficit) equity
	Convertible preferred stock		Common stock
	Shares (1)	Amount	Shares (1)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ (deficit) equity
Balance at December 31, 2022	199,145,285	$87,140	23,442,353	$2	$6,521	$(62,215)	$—	$(55,692)
Retroactive application (Note 3)	(152,677,720)	—	(17,972,432)	(1)	1	—	—	—
Balance at December 31, 2022, as converted	46,467,565	87,140	5,469,921	1	6,522	(62,215)	—	(55,692)
Issuance of common stock upon exercise of stock options	—	—	140,545	—	92	—	—	92
Stock-based compensation expense	—	—	—	—	366	—	—	366
Issuance of common stock in connection with the acquisition of fSight	—	—	1,306,385	—	10,077	—	—	10,077
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	6,910	—	6,910
Balance at March 31, 2023, as converted	46,467,565	87,140	6,916,851	1	17,057	(55,305)	14	(38,233)
Issuance of common stock upon exercise of stock options	—	—	10,784	—	14	—	—	14
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(11,832)	—	(91)	—	—	(91)
Stock-based compensation expense	—	—	—	—	497	—	—	497
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	—	—	(195)	(195)
Convertible preferred stock dividends	1,258,055	—	—	—	12,581	(12,581)	—	—
Issuance of preferred stock upon exercise of preferred warrants	193,372	—	—	—	2,008	—	—	2,008
Conversion of convertible preferred stock into common stock in connection with the Business Combination (Note 3)	(47,918,992)	(87,140)	47,918,992	5	87,135	—	—	87,140
Issuance of common stock upon exercise of common warrants	—	—	1,491,229	—	—	—	—	—
Purchase price adjustment in connection with the fSight acquisition	—	—	—	—	897			897
Issuance of common stock upon Business Combination	—	—	1,818,519	—	573	—	—	573
Net loss	—	—	—	—	—	(22,176)	—	(22,176)
Balance at June 30, 2023, as converted	—	$—	58,144,543	$6	$120,671	$(90,062)	$(181)	$30,434

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

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating activities:
Net loss	$(22,827)	$(15,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612	536
Reserve for inventory obsolescence	458	410
Change in fair value of preferred stock warrant and contingent shares liability	(155)	3,120
Change in fair value of derivative liability	—	38,251
Deferred tax benefit	—	(11,147)
Non-cash interest expense	4,470	982
Stock-based compensation	4,208	863
Allowance for credit losses	(1,434)	170
Loss on debt extinguishment	—	171
Non-cash lease expense	619	415
Accretion of interest on marketable securities	(163)	(204)
Changes in operating assets and liabilities:
Accounts receivable	1,379	(30,057)
Inventory	9,632	(26,134)
Prepaid expenses and other assets	687	167
Accounts payable	(8,392)	30,254
Accrued expenses and other liabilities	(1,648)	2,267
Deferred revenue	178	(500)
Warranty liability	145	1,142
Operating lease liabilities	(641)	(374)
Net cash used in operating activities	$(12,872)	$(4,934)
Investing activities:
Purchase of marketable securities	—	(50,221)
Acquisition of fSight	—	(16)
Purchase of intangible assets	—	(450)
Purchase of property and equipment	(418)	(1,510)
Disposals of property and equipment	—	73
Sales and maturities of marketable securities	23,768	—
Net cash provided by (used in) investing activities	$23,350	$(52,124)
Financing activities:
Proceeds from Convertible Promissory Note	—	50,000
Repayment of from Series 2022-1 Notes	—	(20,833)
Payment of financing costs	—	(354)
Proceeds from Business Combination	—	2,238
Proceeds from exercise of stock options	260	106
Payment of tax withholdings on stock options	—	(91)
Net cash provided by financing activities	$260	$31,066
Net increase (decrease) in cash, cash equivalents and restricted cash	10,738	(25,992)
Cash, cash equivalents and restricted cash at beginning of period	4,405	37,717
Cash, cash equivalents and restricted cash at end of period	$15,143	$11,725

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,250	$168
Cash paid for income taxes	$373	$53
Supplemental schedule of non-cash investing and financing activities:
Operating lease right of use assets obtained in exchange for operating lease liabilities	$126	$1,973
Property and equipment in accounts payable	$31	$297
Non-cash consideration paid for the acquisition of fSight	$239	$10,974
Contingent shares liability from fSight acquisition	$132	$2,167
Unrealized gain (loss) resulting from change in fair value of marketable securities	$36	$(181)
Net assets acquired from Roth CH Acquisition IV Co.	$—	$573
Fair value of derivative note liability at issuance	$—	$23,525
Convertible preferred stock dividends (Note 3)	$—	$12,581
Reclassification of deferred issuance costs to additional paid in capital	$—	$2,221
Conversion of convertible preferred stock into common stock in connection with the Business Combination (Note 3)	$—	$87,140
Issuance of preferred stock upon exercise of preferred warrants	$—	$2,008

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has determined the functional currency of the subsidiaries to be the U.S. dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss and were not material for the three and six months ended June 30, 2024, and 2023.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly Tigo’s condensed consolidated balance sheet as of June 30, 2024 and its condensed consolidated statements of operations and comprehensive loss, cash flows, and convertible preferred stock and changes stockholders’ equity (deficit) for the three and six months ended June 30, 2024, and 2023. Operating results for the three and six months

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The unaudited condensed consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 21, 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, although retrospective application is permitted. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025.

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

On January 25, 2024, consistent with the terms of the purchase agreement, the Company issued the 12-month tranche of Contingent Shares, 166,271 shares of its Common Stock, to certain former equity holders of fSight. At January 25, 2024, the liability was revalued to $0.4 million based upon the Company’s Common Stock fair value per share at that date. A mark-to-market gain of $0.2 million was recorded upon the remeasurement at January 25, 2024. Upon issuance of the 12-month tranche of Contingent Shares on January 25, 2024, the Company reduced the liability by the fair value associated with the 12-month tranche of Contingent Shares by $0.2 million and subsequently recorded an increase to additional paid-in capital on the Company’s condensed consolidated balance sheet. As of June 30, 2024, there was a total of up to 86,017 Contingent Shares that may be issued pursuant to the terms of the purchase agreement.

At June 30, 2024, the remaining liability was revalued to $0.1 million based upon the Company’s Common Stock fair value per share on June 28, 2024, the last trading day of the reporting period. For the three months ended June 30, 2024, and 2023, the Company recognized a $40,000 and $2.2 million mark-to-market expense, respectively. For the six months ended June 30, 2024, and 2023, the Company recognized a $0.2 million mark-to-market gain and $2.4 million mark-to-market expense, respectively. Mark-to-market expense and gains are recorded in the change in fair value of preferred stock warrant and contingent share liability financial statement line item within the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024, and 2023.

The transaction was accounted for as a business combination pursuant to ASC Topic 805, Business Combinations, using the acquisition method of accounting and in conjunction with the acquisition, Legacy Tigo recognized $47,000 and $0.2 million of acquisition-related costs during the three and six months ended June 30, 2023. The Company did not incur any expense associated with acquisition-related costs during the three and six months ended June 30, 2024. The acquisition-related costs, which were expensed as incurred, are recorded in general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

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

Supplemental Pro Forma Information (Unaudited)

The following table presents supplemental pro-forma information for the three and six months ended June 30, 2023, as if the merger with fSight had occurred on January 1, 2022. These amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information.

(in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net revenue	$68,894	$118,952
Net loss	$(22,322)	$(15,412)

Supplemental Information of Operating Results

The following table presents supplemental pro-forma information on the net revenue and net loss attributable to fSight included within the Company’s condensed consolidated statement of operations and comprehensive loss.

(in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net revenue	$158	$242
Net loss	$(299)	$(556)

5.
Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period, without consideration for potential dilutive shares of common stock. Diluted net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities.

Under the two-class method, net loss for the three and six months ended June 30, 2023, is adjusted by the difference between the fair value of consideration transferred and the carrying amount of convertible preferred stock during periods where the Company redeems its convertible preferred stock. The remaining earnings (undistributed earnings) are allocated to common stock and each series of convertible preferred stock to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock are then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses. In periods in which the Company reports a net loss, diluted

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

net loss per share is the same as basic net loss per share since dilutive shares are not assumed to have been issued if their effect is antidilutive. As a result, for the periods in which the Company experienced a net loss, the weighted-average shares used to calculate both basic and diluted net loss per share are the same.

The following table sets forth the computation of basic and diluted net loss per share to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Basic net loss per common share calculation:
Net loss	$(11,321)	$(22,176)	$(22,827)	$(15,266)
Undistributed earnings to preferred stock stockholders	—	(1,248)	-	(3,399)
Net loss attributable to common stockholders – basic	$(11,321)	$(23,424)	$(22,827)	$(18,665)
Weighted-average shares of common stock outstanding – basic	60,363,680	27,750,374	59,874,991	17,174,936
Net loss per share of common stock – basic	$(0.19)	$(0.84)	$(0.38)	$(1.09)

Diluted net loss per common share calculation:
Net loss attributable to common stockholders - basic	$(11,321)	$(23,424)	$(22,827)	$(18,665)
Net loss attributable to common stockholders - diluted	$(11,321)	$(23,424)	$(22,827)	$(18,665)
Weighted-average shares of common stock outstanding – basic	60,363,680	27,750,374	59,874,991	17,174,936
Weighted-average shares of common stock – diluted	60,363,680	27,750,374	59,874,991	17,174,936
Net loss per share of common stock – diluted	$(0.19)	$(0.84)	$(0.38)	$(1.09)

The Company excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period.

	As of June 30,
	2024	2023
Common stock warrants	—	5,768,750
Outstanding stock options and restricted stock units	3,267,452	4,649,864
Convertible promissory note	5,305,861	5,454,545
	8,573,313	15,873,159

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date
(in thousands)	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Assets:
Cash equivalents:
Money market accounts	$11,849	$—	$—
Marketable securities:
Corporate bonds	$—	$4,565	$—
U.S. agency securities	$—	$649	$—
Liabilities:
Contingent shares liability from fSight acquisition	$132	$—	$—
December 31, 2023
Assets:
Cash equivalents:
Money market accounts	$1,646	$—	$—
Marketable securities:
Corporate bonds	$—	$19,489	$—
U.S. agency securities	$—	$9,294	$—
Liabilities:
Contingent shares liability from fSight acquisition	$527	$—	$—

During the three and six months ended June 30, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The following is a summary of the changes in fair value of the Company’s marketable securities as of June 30, 2024, and December 31, 2023, respectively:

	As of June 30, 2024
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$4,586	$—	$(21)	$4,565
U.S. agency securities	651	—	$(2)	649
Total	5,237	—	(23)	5,214

	As of December 31, 2023
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$17,561	$2	$(52)	$17,511
U.S. agency securities	9,300	2	$(7)	9,295
Total	26,861	4	(59)	26,806
Long-term assets
Corporate bonds	1,981	3	(7)	1,977
Total	1,981	3	(7)	1,977

Total available-for-sale marketable securities	$28,842	$7	$(66)	$28,783

As of June 30, 2024, all available-for-sale marketable securities consisted of investments that mature within one year.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of June 30, 2024, the fair value and carrying value of the Company’s Convertible Promissory Note (Note 9) was $35.8 million and $36.0 million, respectively. As of December 31, 2023, the fair value and carrying value of the Company’s Series 2022-1 Notes was $58.1 million and $31.6 million, respectively. The estimated fair value for the Company’s Convertible Promissory Note was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

7.
Revenue Recognition

Geographic Net Revenue

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes net revenue by major geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
EMEA	$6,998	$55,096	$12,787	$95,355
Americas	2,835	11,167	5,572	18,199
APAC	2,868	2,563	4,144	5,330
Total net revenue	$12,701	$68,826	$22,503	$118,884

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

The following table summarizes the changes in deferred revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at the beginning of the period	$1,051	$1,608	$801	$1,122
Deferral of revenue	2,949	10,971	4,615	23,169
Recognition of unearned revenue	(3,021)	(11,956)	(4,437)	(23,668)
Balance at the end of the period	$979	$623	$979	$623

As of June 30, 2024, the Company expects to recognize $1.0 million from remaining performance obligations over a weighted average term of 4.4 years.

The Company recognized approximately $0.3 million and $0.5 million in revenue that was included in the beginning contract liabilities balance during the three and six months ended June 30, 2024, respectively. The Company recognized approximately $0.2 million and $0.9 million in revenue that was included in the beginning contract liabilities balance during the three and six months ended June 30, 2023, respectively.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in product warranty liability:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Warranty liability, beginning of the period	$5,479	$4,626	$5,632	$4,351
Provision for warranty issued during period	550	916	688	1,712
Changes in estimate	(177)	63	(374)	(361)
Settlements	(75)	(112)	(169)	(209)
Warranty liability, end of the period	$5,777	$5,493	$5,777	$5,493

8.
Supplementary Balance Sheet Information

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventory	June 30, 2024	December 31, 2023
Raw materials	$820	$668
Finished goods	50,491	60,733
Inventory	$51,311	$61,401

The inventory reserve was $1.4 million and $1.0 million as of June 30, 2024, and December 31, 2023, respectively.

Property and equipment, net	Estimated Useful Life	June 30, 2024	December 31, 2023
Machinery and equipment	7 years	$5,959	$5,810
Vehicles	5 years	31	31
Computer software	5 years	212	192
Computer equipment	5 years	606	574
Furniture and fixtures	5 years	215	216
Leasehold improvements	3 - 6 years	464	457
		7,487	7,280
Less: Accumulated depreciation		4,296	3,822
Property and equipment, net		$3,191	$3,458

For the three months ended June 30, 2024, and 2023 the Company recorded depreciation expense of $0.3 million and $0.2 million, respectively, in the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2024, and 2023 the Company recorded depreciation expense of $0.5 million and $0.4 million, respectively, in the condensed consolidated statements of operations and comprehensive loss.

Accrued expenses and other current liabilities	June 30, 2024	December 31, 2023
Accrued vacation	$1,133	$856
Accrued compensation	1,174	2,514
Accrued interest	1,187	1,222
Accrued professional fees	463	409
Accrued warehouse and freight	795	1,001
Accrued other(1)	1,674	1,974
Other current liabilities(2)	213	705
Accrued expenses and other current liabilities	$6,639	$8,681

(1)
Accrued other as of June 30, 2024, and December 31, 2023, primarily consist of accrued expenses related to legal expense, insurance expense and sales discounts.
(2)
Other current liabilities as of June 30, 2024, and December 31, 2023, primarily consist of the contingent shares’ liability related to the acquisition of fSight in Q1 2023. See Note 4 for additional information.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for credit losses	June 30, 2024	December 31, 2023
Allowance for credit losses, beginning balance	$4,011	$76
Net charges to (recovery) or expense	(1,301)	3,960
Write-offs, net of recoveries	(140)	(25)
Allowance for credit losses, ending balance	$2,570	$4,011

9.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Convertible Promissory Note	$50,000	$50,000
Less: unamortized debt discount and issuance costs	(13,960)	(18,430)
Long-term debt, net of unamortized debt discount and issuance costs	$36,040	$31,570

During the three months ended June 30, 2024, and 2023, the Company recorded amortization of $2.2 million and $1.0 million, respectively, to interest expense pertaining to debt discount and issuance costs. During the six months ended June 30, 2024, and 2023, the Company recorded amortization of $4.5 million and $1.0 million, respectively, to interest expense pertaining to debt discount and issuance costs. The amortization associated with the Convertible Promissory Note, primarily consists of the debt discount that was recorded as a result of the bifurcation of the conversion option at the time of the Business Combination. See below in this note for further information on the conversion option bifurcation for the Convertible Promissory Note, as defined below.

Convertible Promissory Notes

On January 9, 2023, the Company entered into the Note Purchase Agreement (“Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l. (“L1 Energy”) pursuant to which the Company issued the Convertible Promissory Note in the aggregate principal amount of $50.0 million (the “Convertible Promissory Note”). Outstanding borrowings under the Convertible Promissory Note bears interest at a rate of 5.0% per year. The principal amount of the Convertible Promissory Note is due at the maturity date of January 9, 2026, and interest is payable semiannually. As of June 30, 2024, there was $1.2 million of accrued interest in the condensed consolidated balance sheet.

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

As a result of the Business Combination, the conversion options were bifurcated and accounted for as derivatives. Upon recognition, the Company recorded the conversion options at fair value and associated debt discount of $23.5 million. As of June 30, 2023, the fair value of the conversion options was remeasured to $61.8 million, and the Company recorded a $38.3 million change in

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

fair value of derivative liability on the Company’s condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2023.

On September 24, 2023, the Company and L1 Energy entered into the Convertible Note Amendment which modified the conversion terms of the Convertible Promissory Notes. As a result, the conversion options no longer met the criteria to be bifurcated into a convertible note derivative liability; instead, the conversion options were reclassified to equity under ASC Topic 815, Derivatives and Hedging.

Future aggregate principal maturities of long-term debt are as follows as of June 30, 2024 (in thousands):

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

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for potential indemnification-related obligations at June 30, 2024.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.
Common Stock, Preferred Stock and Convertible Preferred Stock

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

The Company is authorized to issue 10,000,000 shares of Preferred Stock. As of June 30, 2024, there was no Preferred Stock outstanding.

Common Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance were as follows:

As of June 30, 2024
Stock options issued and outstanding	3,799,613
Restricted stock units issued and outstanding	1,527,132
Shares available for potential conversion of L1 Convertible Note	5,305,861
Shares available for fSight Contingent Shares	86,017
Shares available for grant under 2023 Equity Incentive Plan	5,286,929
16,005,552

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

Under the terms of the Warrant Agreement, the Company was entitled to redeem all of its outstanding Warrants for $0.01 per Warrant if the reported closing price of the Company’s Common Stock was at least $18.00 per share on each of twenty trading days within a 30-day trading period ending on the third trading day prior to the date on which a notice of redemption is given. This performance threshold was achieved following the market close on August 4, 2023.

On August 9, 2023, the Company announced the redemption of all of its outstanding Public Warrants and Private Warrants to purchase shares of Common Stock that were issued under the Warrant Agreement, dated as of August 5, 2021, by and among the Company and Continental Stock Transfer & Trust Company, as warrant agent, at a redemption price of $0.01 per Warrant for those Warrants that remained outstanding following 5:00 p.m. New York City time on September 8, 2023.

A total of 324,546 Warrants were exercised through September 8, 2023, resulting in proceeds, net of issuance costs, of $3.7 million. All other Warrants were redeemed on September 8, 2023.

The Company paid $0.1 million for the remaining Warrants that were not exercised as of September 8, 2023, which was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated balance sheet. As of December 31, 2023, there were no Warrants outstanding.

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

12.
Stock-Based Compensation

The Company adopted the 2008 Stock Plan (“2008 Plan”) under which it may issue stock options to purchase shares of common stock, and award restricted stock and stock appreciation rights to employees, Directors and consultants. The 2008 Plan expired in March 2018 and all award issuance therefore ceased. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. During the three and six months ended June 30, 2024, there have been no exercises of common stock options prior to the vesting of such options. Options outstanding under the 2008 Plan will remain outstanding until they are exercised, canceled or expire.

In May 2018, the Company adopted the 2018 Stock Plan (“2018 Plan”) under which the Company may issue stock options to purchase shares of common stock, and award restricted stock and stock appreciation rights to employees, Directors and consultants.

Under the 2018 Plan, the Board of Directors may grant incentive stock options or nonqualified stock options. Incentive stock options may only be granted to Company employees. The 2018 Plan expired in May 2023 and all award issuance therefore ceased. The exercise price of incentive stock options and non-qualified stock options cannot be less than 100% of the fair value per share of the Company’s common stock on the grant date. If an individual owns more than 10% of the Company’s outstanding capital stock, the price of each share incentive stock option will be at least 110% of the fair value. Fair value is determined by the Board of Directors. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. Options outstanding under the 2018 Plan will remain outstanding until they are exercised, canceled or expire. During the three and six months ended June 30, 2024, there were no exercises of common stock options prior to the vesting of such options.

In May 2023, the Company adopted the 2023 Equity Incentive Plan (“2023 Plan”) under which the Company may issue stock options to purchase shares of common stock, award restricted stock, restricted stock units (“RSU”), dividend equivalents, stock appreciation rights, and other stock-based or cash-based awards to employees, Directors and consultants.

The stock options generally vest over a four-year period, following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter. As of June 30, 2024, 77,039 stock options granted under the 2023 Plan had vested and were exercisable. There have been no stock options exercised under the 2023 Plan. The RSUs generally vest over a three-year period, following the date of grant, with a third of the award vesting on each year on the annual anniversary of the grant date. As of June 30, 2024, 739,282 RSUs that were granted under the 2023 Plan have vested into shares of Common Stock.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Collectively, the 2008 Stock Plan, 2018 Stock Plan and the 2023 Equity Incentive Plan are referred to as “the Plans”. The Company has reserved 5,286,929 shares of common stock for future issuance under the 2023 Plan.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$223	$63	$679	$112
Sales and marketing	341	273	1,171	446
General and administrative	1,108	129	2,263	251
Cost of Sales	31	31	95	54
Total stock-based compensation	$1,703	$496	$4,208	$863

Stock Options

The following table summarizes stock option activity for the Plans for the six months ended June 30, 2024:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000’s)
Outstanding at December 31, 2023	4,872,527	$3.64	6.10
Granted	—	$—
Exercised	(768,837)	$0.34
Forfeited	(232,276)	$5.74
Expired	(71,801)	$2.33
Outstanding at June 30, 2024	3,799,613	$4.20	6.36	$1,565
Exercisable at June 30, 2024	2,282,733	$1.60	4.91	$1,473
Vested and expected to vest at June 30, 2024	3,799,613	$4.20	6.36

As of June 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $7.2 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no options granted during the three and six months ended June 30, 2024. The fair value of each stock option granted during the six months ended June 30, 2023, was estimated on the date of grant using the weighted average assumptions in the table below:

June 30, 2023
Expected volatility	69.1%
Risk-free interest rate	3.8%
Expected term (in years)	6.0
Expected dividend yield	—%

Restricted Stock Units

The following table summarizes RSU activity for the Plans for the six months ended June 30, 2024:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2023	872,037	$11.27
Granted	1,424,412	$1.31
Vested	(685,213)	$1.35
Forfeited	(84,104)	$9.23
Outstanding at June 30, 2024	1,527,132	$6.55

As of June 30, 2024, the total unrecognized compensation expense related to unvested RSUs was $6.7 million, which the Company expects to recognize over a weighted-average period of 2.0 years.

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

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The majority of the Company’s leases have remaining lease terms of one to five years, some of which include options to extend the leases for up to eight years, and some of which include options to terminate the leases within one year.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs	$314	$283	$648	$477
Variable lease costs	148	73	240	135
Total lease cost	$462	$356	$888	$612

Other information related to leases was as follows:

	Six Months Ended June 30,
Supplemental Cash Flows Information (in thousands)	2024	2023
Operating lease right of use assets obtained in exchange for operating lease liabilities	$126	$1,973
Cash paid for amounts included in the measurement of lease liabilities	$686	$399

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	2.7	2.9
Weighted average discount rate	4.9%	8.5%

Future maturities of lease liabilities were as follows as of June 30, 2024:

(in thousands)	Operating Leases
Remainder of 2024	$676
2025	611
2026	450
2027	343
2028	133
Thereafter	6
Total future minimum lease payments	$2,219
Less: imputed interest	150
Present value of lease liabilities	$2,069

14.
Goodwill and Intangible Assets

As of June 30, 2024, the Company had a goodwill balance of $12.2 million. The goodwill balance is related to the acquisition of fSight. Please refer to Note 4. “Acquisition of Foresight Energy, Ltd.” for further information.

The Company's intangible assets by major asset class are as follows:

	June 30, 2024
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(101)	$349
Customer relationships	10.0	170	(24)	146
Developed technology	10.0	1,820	(258)	1,562
Total intangible assets		$2,440	$(383)	$2,057

	December 31, 2023
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(65)	$385
Customer relationships	10.0	170	(16)	154
Developed technology	10.0	1,820	(167)	1,653
Total intangible assets		$2,440	$(248)	$2,192

The Company recognized amortization expense related to intangible assets of $0.1 million and $0.1 million for the three months ended June 30, 2024, and 2023, respectively. The Company recognized amortization expense related to acquired intangible assets of $0.1 million and $0.1 million for the six months ended June 30, 2024, and 2023, respectively.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense related to intangible assets at June 30, 2024, in each of the next five years and beyond is expected to be incurred as follows:

(in thousands)	Amount
Remainder of 2024	$135
2025	270
2026	270
2027	262
2028	260
Thereafter	860
$2,057

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

As of the third quarter of 2023, management considered new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In the third quarter of 2023, the Company and its industry overall experienced a significant change in outlook. As a result of the significant number of bankruptcies by installers, higher than expected order cancellations and pushouts, slower than expected installation rates, higher inventory levels in the channel and a general slowdown in the macroeconomic environment in the third quarter of 2023, the Company assessed all available positive and negative evidence and determined that its U.S. federal net deferred tax asset is no longer more likely than not realizable and recorded a valuation allowance against its U.S. federal net deferred tax assets. In making this determination, the Company placed the most weight on objectively verifiable information which was the Company’s cumulative loss position. As a result, the Company recorded a tax expense and valuation allowance of $11.1 million on the basis of managements’ reassessment of the amount of its deferred tax assets that were more likely than not to be realized. As of June 30, 2024, the Company has maintained this position.

Income tax expense was $16,000 for the three months and six months ended June 30, 2024. Income tax benefit was $10.9 million for the three months and six months ended June 30, 2023.

The effective tax rates for the three months ended June 30, 2024, and 2023 were (0.1)% and 32.8%, respectively. The effective tax rates for the six months ended June 30, 2024, and 2023 were (0.1)% and 41.5%, respectively. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the three and six months ended June 30, 2024, was the valuation allowance which offset the tax benefit of book losses. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the three and six months ended June 30, 2023, was the discrete tax benefit of releasing valuation allowance against U.S. deferred tax assets.

16.
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

On July 25, 2024, consistent with the terms of the purchase agreement related to the acquisition of fSight, the Company issued 86,017 shares of its Common Stock as the second tranche of Contingent Shares to certain former equity holders of fSight. These shares were scheduled for release in two tranches, at 12 months and 18 months post-Acquisition Closing Date, subject to adjustment pursuant to the terms of the purchase agreement. This issuance represented the completion of the 18-month release condition. The fair value of

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

these shares, at the time of release, was approximately $0.1 million, based on the prevailing market price of the Company’s Common Stock on July 25, 2024. As of July 25, 2024, there are no remaining contingent shares related to the acquisition of fSight. See Note 4, “Acquisition of Foresight Energy, Ltd.,” of the notes to the condensed consolidated financial statements for additional information.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto included in our 2023 Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q, including those set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors” in the 2023 Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “the Company” or other similar terms refer to the business and operations of Tigo Energy, Inc. and its subsidiaries prior to the Business Combination (“Legacy Tigo”) and Tigo Energy Inc. following the consummation of the Business Combination. References to “ROCG” refer to Roth CH Acquisition IV Co. prior to the consummation of the Business Combination.

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

Demand for Products. The demand for our products in Europe and the United States experienced a notable slowdown beginning in the second quarter in 2023 and continued into the first half of 2024. In Europe, the slowdown was primarily due to elevated inventory levels with distributors and an overall channel inventory correction as they responded to a slower demand environment. Additionally, there has been uncertainty surrounding the net energy metering policies and solar export penalties in the European markets, such as Germany, Belgium, Italy and the United Kingdom, which also contributed to the overall slowdown in demand in Europe. In the United States, the slowdown was primarily attributable due to higher interest rates than recent prior periods and the transition from the second iteration of net metering (“NEM 2.0”) to the third iteration of net metering (“NEM 3.0”) in California. The factors noted above have led to elevated inventory levels with distributors and installers in both regions. Given these factors, revenues have been, and may continue to be, adversely affected in 2024.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Key Operating and Financial Metrics

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe the operating and financial metrics presented are useful in evaluating our operating performance, as they are similar to measures used by our public competitors and are regularly used by securities analysts, institutional investors, and other interested parties in analyzing operating performance and prospects.

The following table sets forth these metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Net revenue	$12,701	$68,826	$22,503	$118,884
Gross profit	$3,867	$25,906	$6,633	$44,275
Gross margin	30.4%	37.6%	29.5%	37.2%
Operating (loss) income	$(8,403)	$8,665	$(17,491)	$16,485
Net loss	$(11,321)	$(22,176)	$(22,827)	$(15,266)

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

Key Components and Comparison of Results of Operations

Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Net revenue	$12,701	$68,826	$(56,125)	(81.5)%	$22,503	$118,884	$(96,381)	(81.1)%

Three months and six months ended June 30, 2024, and 2023

Net revenue decreased by $56.1 million or 81.5% for the three months ended June 30, 2024, and by $96.4 million or 81.1% for the six months ended June 30, 2024, as compared to the same periods in 2023. The decreases are primarily due to the solar industry experiencing a broad-based slowdown in both the U.S. and European markets, which resulted in elevated inventory with distributors and installers, and as a result the overall demand for our products and services decreased as distributors and installers responded to this slower demand environment. In the Americas region, this slowdown was primarily the result of higher interest rates and the transition from NEM 2.0 to NEM 3.0 in California. In the EMEA region, this slowdown was primarily the result of a decrease in customer

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

purchases in Europe after a surge of sales were realized in 2022 and going into the first half of 2023 due to higher energy prices in Europe related to the onset of the armed conflict in Ukraine in 2022, and overall channel inventory correction.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
EMEA	$6,998	$55,096	$(48,098)	(87.3)%	$12,787	$95,355	$(82,568)	(86.6)%
Americas	2,835	11,167	(8,332)	(74.6)%	5,572	18,199	(12,627)	(69.4)%
APAC	2,868	2,563	305	11.9%	4,144	5,330	(1,186)	(22.3)%
Total Net revenue	$12,701	$68,826	$(56,125)	(81.5)%	$22,503	$118,884	$(96,381)	(81.1)%

Three months and six months ended June 30, 2024, and 2023

•
EMEA - Net revenue for the EMEA region decreased by $48.1 million or 87.3% for the three months ended June 30, 2024, and by $82.6 million or 86.6% for the six months ended June 30, 2024, as compared to the same periods in 2023. The decreases are primarily due to a slowdown in demand in the region due to elevated inventory levels at distributors and installers.
•
Americas - Net revenue for the Americas region decreased by $8.3 million or 74.6% for the three months ended June 30, 2024, and by $12.6 million or 69.4% for the six months ended June 30, 2024, as compared to the same periods in 2023. The decreases are primarily due to demand for our solutions slowing as a result of higher interest rates impacting customers’ investment decisions and the transition from NEM 2.0 to NEM 3.0 in California.
•
APAC - Net revenue for the APAC region increased by $0.3 million or 11.9% for the three months ended June 30, 2024, and decreased by $1.2 million or 22.3% for the six months ended June 30, 2024, as compared to the same periods in 2023. Net revenue remained consistent for the three months ended June 30, 2024, compared to the same period in 2023. The decrease in net revenue for the six months ended June 30, 2024, compared to the same period in 2023 was primarily driven by a 66.1% decline in sales in China.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$8,834	$42,920	$(34,086)	(79.4)%	$15,870	$74,609	$(58,739)	(78.7)%
Gross profit	$3,867	$25,906	$(22,039)	(85.1)%	$6,633	$44,275	$(37,642)	(85.0)%
Gross margin	30.4%	37.6%			29.5%	37.2%

Three months and six months ended June 30, 2024, and 2023

Cost of revenue decreased by $34.1 million or 79.4% and gross profit decreased by $22.0 million or 85.1% for the three months ended June 30, 2024, compared to the same period in 2023. Cost of revenues decreased by $58.7 million or 78.7% and gross profit decreased by $37.6 million or 85.0% for the six months ended June 30, 2024, as compared to the same period in 2023. The decreases are primarily due to an 81.5% and 81.1% decline in net revenues for the three months and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

Gross margin decreased by 7.2 percentage points for the three months ended June 30, 2024, and by 7.7 percentage points for the six months ended June 30, 2024, as compared to the same periods in 2023. The decreases are primarily due both to lower sales volume due to the unfavorable macroeconomic and market conditions noted above and sales promotions and discounts related to the Company’s GO ESS product line.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Research and development	$2,704	$2,424	$280	11.6%	$5,175	$4,638	$537	11.6%
Percentage of net revenue	21.3%	3.5%			23.0%	3.9%

Three months ended June 30, 2024, and 2023

Research and development expense remained consistent for the three months ended June 30, 2024, as compared to the same period in 2023. Research and development expense as percentage of net revenue increased to 21.3% for the three months ended June 30, 2024, compared to 3.5% for the same period in 2023 which is primarily due to a decrease in net revenue during the three months ended June 30, 2024, compared to the same period in 2023.

Six months ended June 30, 2024, and 2023

Research and development expense increased by $0.5 million or 11.6% for the six months ended June 30, 2024, as compared to the same period in 2023. The increase was primarily driven by an increase in consulting and facility expenses. Research and development expense as percentage of net revenue increased to 23.0% for the six months ended June 30, 2024, compared to 3.9% for the same period in 2023 which is primarily due to a decrease in net revenue during the six months ended June 30, 2024, compared to the same period in 2023.

The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Sales and marketing	$4,055	$5,163	$(1,108)	(21.5)%	$8,658	$9,935	$(1,277)	(12.9)%
Percentage of net revenue	31.9%	7.5%			38.5%	8.4%

Three months ended June 30, 2024, and 2023

Sales and marketing expense decreased by $1.1 million or 21.5% for the three months ended June 30, 2024, as compared to the same period in 2023. The decrease is attributed to reduced payroll and travel expenses resulting from a lower headcount during the three months ended June 30, 2024, compared to the same period in 2023. Sales and marketing expense as a percentage of net revenue increased by 24.4% primarily due to a decrease in net revenues for the three months ending June 30, 2024, compared to the same period in 2023.

Six months ended June 30, 2024, and 2023

Sales and marketing expense decreased by $1.3 million or 12.9% for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease is attributed to reduced payroll and travel expenses resulting from a lower headcount during the six months ended June 30, 2024, compared to the same period in 2023. Sales and marketing expense as a percentage of net revenue increased by 30.1% primarily due to a decrease in net revenues for the six months ending June 30, 2024, compared to the same period in 2023.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
General and administrative	$5,511	$9,654	$(4,143)	(42.9)%	$10,291	$13,217	$(2,926)	(22.1)%
Percentage of net revenue	43.4%	14.0%			45.7%	11.1%

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended June 30, 2024, and 2023

General and administrative expense decreased by $4.1 million or 42.9% for the three months ended June 30, 2024, as compared to the same period in 2023. The decrease is primarily related to legal expense associated with the Business Combination that occurred during the three months ended June 30, 2023.

Six months ended June 30, 2024, and 2023

General and administrative expense decreased by $2.9 million or 22.1% for the six months ended June 30, 2024, as compared to the same period in 2023. The decrease is primarily related to legal expense associated with the Business Combination that occurred during the three months ended June 30, 2023, and is partially offset by an increase in personnel-related stock-based compensation expenses.

Other Expenses, Net

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Change in fair value of preferred stock warrant and contingent shares liability	$41	$2,608	$(2,567)	(98.4)%	$(155)	$3,120	$(3,275)	(105.0)%
Change in fair value of derivative liability	—	38,251	(38,251)	(100.0)%	—	38,251	(38,251)	(100.0)%
Loss on debt extinguishment	—	—	—	—	—	171	(171)	(100.0)%
Interest expense	2,862	1,587	1,275	80.3%	5,688	2,365	3,323	140.5%
Other (income) expense, net	(1)	(672)	671	(99.9)%	(213)	(1,223)	1,010	(82.6)%
Total other expenses, net	$2,902	$41,774	$(38,872)	(93.1)%	$5,320	$42,684	$(37,364)	(87.5)%

Three months ended June 30, 2024, and 2023

Change in fair value of preferred stock warrant and contingent shares liability decreased by $2.6 million or 98.4% for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase in the fair value of the Series C convertible preferred stock and contingent shares related to the fSight acquisition. The Series C convertible preferred stock was converted to shares of Common Stock on May 23, 2023, as part of the Business Combination. See Note 3, “Merger with Roth CH Acquisition IV Co.,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The change in fair value of derivative liability for the three months ended June 30, 2023, is related to the Convertible Promissory Note which contained conversion options that met the requirements for separate accounting and was accounted for as a convertible note derivative liability. The derivative instrument was recorded at fair value upon recognition on the Merger Date and was subject to remeasurement at the end of the reporting period. On September 24, 2023, we entered into the Convertible Note Amendment (as defined above) with L1 Energy (as defined above) to modify the conversion terms of the Convertible Promissory Note and, as a result of such amendment, the conversion options no longer meet the requirements to be bifurcated in accordance with ASC Topic 815, Derivatives and Hedging. See Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Interest expense increased by $1.3 million or 80.3% for the three months ended June 30, 2024, as compared to the same period in 2023. This increase is primarily due to the timing of the amortization of the debt discount of $23.5 million that was recorded upon the bifurcation of the conversion options at the time of the Business Combination. Please see Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the conversion options.

Other income, net decreased $0.7 million or 99.9% for the three months ended June 30, 2024, as compared to the same period in 2023. This is primarily due to a decrease in interest income from the Company’s marketable securities, as the underlying asset base generating interest income decreased during the three months ended June 30, 2024, compared to the same period in 2023.

Six months ended June 30, 2024, and 2023

Change in fair value of preferred stock warrant and contingent shares liability decreased by $3.3 million or 105.0% for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in mark-to-market expense associated with the contingent shares related to the fSight acquisition.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The change in fair value of derivative liability for the six months ended June 30, 2023, is related to the Convertible Promissory Note which contained conversion options that met the requirements for separate accounting and was accounted for as a convertible note derivative liability. The derivative instrument was recorded at fair value upon recognition on the Merger Date and was subject to remeasurement at the end of the reporting period. On September 24, 2023, we entered into the Convertible Note Amendment (as defined above) with L1 Energy (as defined above) to modify the conversion terms of the Convertible Promissory Note and, as a result of such amendment, the conversion options no longer meet the requirements to be bifurcated in accordance with ASC Topic 815, Derivatives and Hedging. See Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The loss on debt extinguishment for the six months ended June 30, 2023, is primarily related to the repayment of our Series 2022-1 Notes.

Interest expense increased by $3.3 million or 140.5% for the six months ended June 30, 2024, as compared to the same period in 2023. This increase is primarily due to the timing of the amortization of the debt discount of $23.5 million that was recorded upon the bifurcation of the conversion options at the time of the Business Combination. Please see Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the conversion options.

Other income, net decreased $1.0 million or 82.6% for the six months ended June 30, 2024, as compared to the same period in 2023. This is primarily due to a decrease in interest income from the Company’s marketable securities, as the underlying asset base generating interest income decreased during the six months ended June 30, 2024, compared to the same period in 2023.

Income Tax Expense (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Income tax expense (benefit)	$16	$(10,933)	$10,949	(100.1)%	$16	$(10,933)	$10,949	(100.1)%

Three months and six months ended June 30, 2024, and 2023

Income taxes increased $10.9 million to an income tax expense of $16,000 for the three and six months ended June 30, 2024, compared to an income tax benefit of $10.9 million for the three and six months ended June 30, 2023, primarily due to the release of the valuation allowance against the Company’s U.S. federal net deferred taxes during the second quarter of 2023. Please see Note 15, “Income Taxes,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the valuation allowance release during the second quarter of 2023.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, restricted cash and marketable securities. As of June 30, 2024, the Company held $20.4 million in cash, cash equivalents, restricted cash and marketable securities which were held primarily for working capital purposes. Our working capital, which we define as current assets less current liabilities, decreased by $10.7 million to $67.6 million as of June 30, 2024, compared to $78.3 million as of December 31, 2023. The decrease in working capital during this period is primarily attributable to lower marketable securities and inventory balances and is partially offset by a decrease in accounts payable and accrued expenses and other current liabilities. Revenues stabilized on a sequential quarter basis in both the first and second quarters of 2024 but declined on a year over year basis. While we have been actively working on reducing our inventory levels, these efforts will depend on our ability to increase future quarterly revenues, maintain a minimal level of inventory purchases with suppliers, and our ability to recover the book value of inventory. In the first half of 2024, we reduced our inventory levels by $10.1 million from December 31, 2023, and expect lower inventory levels and positive working capital cash conversion throughout the remainder of 2024. We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

be available to us on acceptable terms, or at all. If we are required but unable to raise additional capital or generate cash flows to sustain or expand our business, our business, operating results, and financial condition could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(12,872)	$(4,934)
Net cash provided by (used in) investing activities	23,350	(52,124)
Net cash provided by financing activities	260	31,066
Net increase in cash, cash equivalents and restricted cash	$10,738	$(25,992)

Management closely monitors expenditures and is focused on obtaining new customers and continuing to develop our products and services. Cash from operations and our liquidity could also be affected by various risks and uncertainties, including, but not limited to, economic concerns related to interest rates, inflation or the supply chain, including timing of cash collections from customers and other risks which are detailed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q, including in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors” in the 2023 Annual Report.

Cash Flows Used in Operating Activities

Operating cash flows consists primarily of net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Cash used in operating activities increased by $7.9 million in the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increased net loss for the six months ended June 30, 2024 compared to the same period in 2023, which is a result of the negative macroeconomic factors that are noted above, in addition to an increase in non-cash items during the six months ended June 30, 2023, primarily due to the change in fair value of the derivative liability, contingent shares liability and preferred stock warrants.

The increase in net cash used in operating activities was partially offset by increases in non-cash items during the six months ended June 30, 2024, related to stock-based compensation and accretion of interest expense, in addition to the deferred tax benefit that was recorded during the six months ended June 30, 2023.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $23.4 million for the six months ended June 30, 2024, which is primarily attributable to the sale and maturities of marketable securities. Net cash used in investing activities was $52.1 million for the six months ended June 30, 2023, which is primarily attributable to the purchase of marketable securities and property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $30.8 million in the six months ended June 30, 2024, compared to the same period in 2023. For the six months ended June 30, 2024, the Company received proceeds of $0.3 million from the exercise of stock options by employees. For the six months ended June 30, 2023, the Company received proceeds of $50.0 million from the Convertible Promissory Note and proceeds of $2.2 million from the Business Combination, which was partially offset by the $20.8 million repayment of the Series 2022-1 Notes.

Contractual Obligations

Our contractual obligations primarily consist of our Convertible Promissory Note, obligations under operating leases and inventory component purchases. As of June 30, 2024, there have been no material changes from our disclosure in our 2023 Annual Report. For more information on our future minimum operating leases, see Note 13, “Leases” and for more information on our Convertible Promissory Notes and other related debt, see Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Off-Balance Sheet Arrangements

During the periods presented, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

For the period ended June 30, 2024, there have been no material changes to our critical accounting estimates from the information reported in our 2023 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in the section entitled “Risk Factors” in Part I, Item 1A, of the Company’s 2023 Annual Report, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed except the following:

Future elections and political uncertainty may have an adverse impact on business.

As discussed in the Company’s 2023 Annual Report, we are subject to various legal, compliance and regulatory risks in numerous jurisdictions throughout the world. These risks include the availability of economic incentives in certain geographic regions in which the Company operates. Future elections in various countries, including the United States and throughout Europe, may further increase these risks. The elections could result in shifts in domestic, foreign, and economic policy approaches, and uncertainty with respect to, regulation and legislation directly affecting the Company and our business environment, including tax incentives or potential tariffs that could directly affect the solar industry. Actions taken by new administrations may have an adverse impact on our industry and business or may indirectly affect us because of adverse impacts on our customers, suppliers and manufacturers, which could result in a material adverse effect on our business, financial condition, results of operations and future growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
3.2	Amended and Restated Bylaws of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
10.1	Tigo Energy, Inc. Independent Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q, filed with the SEC on May 14, 2024).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b)
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b)
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
* Furnished herewith

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: August 6, 2024