Form 10-Q
period 2024-09-30
TIGO ENERGY, INC.
filed 2024-11-06
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 60,743,162 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the Company’s ability to meet future liquidity requirements, which will likely require us to raise financing in the future;
•
the projected financial information, anticipated growth rate and market opportunities of the Company;
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

ii

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months ended September 30, 2024, and 2023	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months ended September 30, 2024, and 2023	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2024, and 2023	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
	Signatures	36

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$9,461	$4,405
Marketable securities, short-term	10,043	26,806
Accounts receivable, net of allowances for credit losses of $2,334 and $4,011 at September 30, 2024, and December 31, 2023, respectively	8,828	6,862
Inventory	46,789	61,401
Prepaid expenses and other current assets	3,594	5,236
Total current assets	78,715	104,710
Property and equipment, net	3,044	3,458
Operating right-of-use assets	1,842	2,503
Marketable securities, long-term	—	1,977
Intangible assets, net	1,989	2,192
Other assets	772	728
Goodwill	12,209	12,209
Total assets	$98,571	$127,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,841	$15,685
Accrued expenses and other current liabilities	6,143	8,681
Deferred revenue, current portion	556	335
Warranty liability, current portion	513	526
Operating lease liabilities, current portion	849	1,192
Total current liabilities	19,902	26,419
Warranty liability, net of current portion	5,194	5,106
Deferred revenue, net of current portion	674	466
Long-term debt, net of unamortized debt discount and issuance costs	38,275	31,570
Operating lease liabilities, net of current portion	1,057	1,392
Total liabilities	65,102	64,953
Commitments and Contingencies (see Note 10)
Stockholders’ equity
Common stock, $0.0001 par value: 150,000,000 authorized; 60,743,061 and 58,751,666 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively	6	6
Additional paid-in capital	145,184	138,657
Accumulated deficit	(111,724)	(75,780)
Accumulated other comprehensive loss	3	(59)
Total stockholders’ equity	33,469	62,824
Total liabilities and stockholders’ equity	$98,571	$127,777

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$14,237	$17,104	$36,740	$135,988
Cost of revenue	12,463	12,946	28,333	87,555
Gross profit	1,774	4,158	8,407	48,433
Operating expenses:
Research and development	2,433	2,425	7,608	7,063
Sales and marketing	4,378	5,601	13,036	15,536
General and administrative	5,380	7,350	15,671	20,567
Total operating expenses	12,191	15,376	36,315	43,166
(Loss) income from operations	(10,417)	(11,218)	(27,908)	5,267
Other expenses (income):
Change in fair value of preferred stock warrant and contingent shares liability	3	(2,977)	(152)	143
Change in fair value of derivative liability	—	(50,498)	—	(12,247)
Loss on debt extinguishment	—	—	—	171
Interest expense	2,861	2,875	8,549	5,240
Other income, net	(164)	(636)	(377)	(1,859)
Total other expenses (income), net	2,700	(51,236)	8,020	(8,552)
(Loss) income before income tax expense	(13,117)	40,018	(35,928)	13,819
Income tax expense	—	10,962	16	29
Net (loss) income	$(13,117)	$29,056	$(35,944)	$13,790

Unrealized gain (loss) resulting from change in fair value of marketable securities	$26	$22	$62	$(159)

Comprehensive (loss) income	$(13,091)	$29,078	$(35,882)	$13,631

Net (loss) income	$(13,117)	$29,056	$(35,944)	$13,790
Cumulative dividends on convertible preferred stock	—	—	—	(3,399)
Net (loss) income attributable to common stockholders	$(13,117)	$29,056	$(35,944)	$10,391

(Loss) earnings per common share
Basic	$(0.22)	$0.50	$(0.60)	$0.19
Diluted	$(0.22)	$(0.27)	$(0.60)	$0.04
Weighted-average shares of common stock outstanding
Basic	60,608,934	58,408,441	60,130,249	31,070,476
Diluted	60,608,934	68,368,758	60,130,249	40,487,517

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ equity
Balance at December 31, 2023	58,751,666	$6	$138,657	$(75,780)	$(59)	$62,824
Issuance of common stock upon exercise of stock options	755,016	—	250	—	—	250
Stock-based compensation expense	—	—	2,505	—	—	2,505
Issuance of common stock in connection with the acquisition of fSight (see Note 4)	166,271	—	239	—	—	239
Issuance of common stock in connection with employee incentive restricted stock awards	685,213	—	—	—	—	—
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(11,506)	—	(11,506)
Balance at March 31, 2024	60,358,166	$6	$141,651	$(87,286)	$(47)	$54,324
Issuance of common stock upon exercise of stock options	13,821	—	10	—	—	10
Stock-based compensation expense	—	—	1,703	—	—	1,703
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	24	24
Net loss	—	—	—	(11,321)	—	(11,321)
Balance at June 30, 2024	60,371,987	$6	$143,364	$(98,607)	$(23)	$44,740
Issuance of common stock upon exercise of stock options	20,062	—	12	—	—	12
Stock-based compensation expense	—	—	1,786	—	—	1,786
Issuance of common stock in connection with the acquisition of fSight (see Note 4)	86,017	—	136	—	—	136
Issuance of common stock in connection with employee incentive restricted stock awards	362,458	—	—	—	—	—
Shares withheld for taxes upon restricted stock awards vesting	(97,463)	—	(114)	—	—	(114)
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	26	26
Net loss	—	—	—	(13,117)	—	(13,117)
Balance at September 30, 2024	60,743,061	$6	$145,184	$(111,724)	$3	$33,469

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

			Stockholders’ (deficit) equity
	Convertible preferred stock		Common stock
	Shares (1)	Amount	Shares (1)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ (deficit) equity
Balance at December 31, 2022	199,145,285	$87,140	23,442,353	$2	$6,521	$(62,215)	$—	$(55,692)
Retroactive application (Note 3)	(152,677,720)	—	(17,972,432)	(1)	1	—	—	—
Balance at December 31, 2022, as converted	46,467,565	87,140	5,469,921	1	6,522	(62,215)	—	(55,692)
Issuance of common stock upon exercise of stock options	—	—	140,545	—	92	—	—	92
Stock-based compensation expense	—	—	—	—	366	—	—	366
Issuance of common stock in connection with the acquisition of fSight	—	—	1,306,385	—	10,077	—	—	10,077
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	6,910	—	6,910
Balance at March 31, 2023, as converted	46,467,565	87,140	6,916,851	1	17,057	(55,305)	14	(38,233)
Issuance of common stock upon exercise of stock options	—	—	10,784	—	14	—	—	14
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(11,832)	—	(91)	—	—	(91)
Stock-based compensation expense	—	—	—	—	497	—	—	497
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	—	—	(195)	(195)
Convertible preferred stock dividends	1,258,055	—	—	—	12,581	(12,581)	—	—
Issuance of preferred stock upon exercise of preferred warrants	193,372	—	—	—	2,008	—	—	2,008
Conversion of convertible preferred stock into common stock in connection with the Business Combination (Note 3)	(47,918,992)	(87,140)	47,918,992	5	87,135	—	—	87,140
Issuance of common stock upon exercise of common warrants	—	—	1,491,229	—	—	—	—	—
Purchase price adjustment in connection with the fSight acquisition	—	—	—	—	897			897
Issuance of common stock upon Business Combination	—	—	1,818,519	—	573	—	—	573
Net loss	—	—	—	—	—	(22,176)	—	(22,176)
Balance at June 30, 2023, as converted	—	—	58,144,543	6	120,671	(90,062)	(181)	30,434
Issuance of common stock upon exercise of stock options	—	—	264,277	—	106	—	—	106
Issuance of common stock upon exercise of common stock warrants, net of issuance costs and payments to warrant holders of non-redeemed warrants	—	—	324,546	—	3,653	—	—	3,653
Reclassification of convertible note derivative liability to equity	—	—	—	—	11,279	—	—	11,279
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	—	—	25	25
Stock-based compensation expense	—	—	—	—	1,274	—	—	1,274
Net income	—	—	—	—	—	29,056	—	29,056
Balance at September 30, 2023, as converted	—	$—	58,733,366	$6	$136,983	$(61,006)	$(156)	$75,827

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

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating activities:
Net (loss) income	$(35,944)	$13,790
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	917	820
Reserve for inventory	3,879	796
Change in fair value of preferred stock warrant and contingent shares liability	(152)	143
Change in fair value of derivative liability	—	(12,247)
Deferred tax benefit	—	(12)
Non-cash interest expense	6,705	3,237
Stock-based compensation	5,994	2,137
Allowance for credit losses	(1,616)	1,968
Loss on debt extinguishment	—	171
Non-cash lease expense	820	710
Accretion of interest on marketable securities	(260)	(333)
Loss on disposal of property and equipment	—	16
Changes in operating assets and liabilities:
Accounts receivable	(350)	(6,393)
Inventory	10,733	(33,318)
Prepaid expenses and other assets	1,598	1,183
Accounts payable	(3,387)	(4,115)
Accrued expenses and other liabilities	(2,011)	1,975
Deferred revenue	429	(666)
Warranty liability	75	1,456
Operating lease liabilities	(837)	(697)
Net cash used in operating activities	$(13,407)	$(29,379)
Investing activities:
Purchase of marketable securities	(6,756)	(53,483)
Acquisition of fSight	—	(16)
Purchase of intangible assets	—	(450)
Purchase of property and equipment	(757)	(1,855)
Sales and maturities of marketable securities	25,818	14,885
Net cash provided by (used in) investing activities	$18,305	$(40,919)
Financing activities:
Proceeds from Convertible Promissory Note	—	50,000
Repayment of from Series 2022-1 Notes	—	(20,833)
Payment of financing costs	—	(358)
Proceeds from Business Combination	—	2,238
Proceeds from exercise of stock options	272	212
Payment of tax withholdings on equity instruments	(114)	(91)
Proceeds from common stock warrant redemption, net of issuance costs and payments to warrant holders of non-redeemed warrants	—	3,653
Net cash provided by financing activities	$158	$34,821
Net increase (decrease) in cash and cash equivalents	5,056	(35,477)
Cash and cash equivalents at beginning of period	4,405	37,717
Cash and cash equivalents at end of period	$9,461	$2,240

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,500	$168
Cash paid for taxes	$547	$48
Supplemental schedule of non-cash investing and financing activities:
Operating lease right of use assets obtained in exchange for operating lease liabilities	$159	$2,187
Property and equipment in accounts payable	$39	$38
Non-cash consideration paid for the acquisition of fSight	$375	$10,974
Contingent shares liability from fSight acquisition	$—	$2,167
Unrealized gain (loss) resulting from change in fair value of marketable securities	$62	$(156)
Net assets acquired from Roth CH Acquisition IV Co.	$—	$573
Fair value of derivative note liability at issuance	$—	$23,525
Convertible preferred stock dividends (Note 3)	$—	$12,581
Reclassification of deferred issuance costs to additional paid in capital	$—	$2,221
Conversion of convertible preferred stock into common stock in connection with the Business Combination (Note 3)	$—	$87,140
Issuance of preferred stock upon exercise of preferred warrants	$—	$2,008
Reclassification of convertible note derivative liability to equity	$—	$11,278

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Nature of Operations

Tigo Energy, Inc. (f/k/a Roth CH Acquisition IV Co.) and subsidiaries (together, the “Company”) consists of Tigo Energy, Inc. (“Tigo”), its wholly-owned direct and indirect subsidiaries: Tigo Energy MergeCo, Inc. (f/k/a Tigo Energy, Inc.) (“Legacy Tigo”), Tigo Energy Brasil Ltda., Tigo Energy Philippines Inc., Tigo Energy Israel Ltd., Tigo Energy AI Ltd. (f/k/a Foresight Energy, Ltd. (“fSight”)), Tigo Energy Italy SRL, Tigo Energy Systems Trading (Suzhou) and Tigo Energy Australia Pty Ltd. Prior to the consummation of the Business Combination (as defined below), the operations of the Company were conducted through Legacy Tigo. Legacy Tigo was incorporated in Delaware in 2007 and commenced operations in 2010.

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

The Company has determined the functional currency of the subsidiaries to be the U.S. dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other income, net in the condensed consolidated statements of operations and comprehensive (loss) income and were not material for the three and nine months ended September 30, 2024, and 2023.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly Tigo’s condensed consolidated balance sheet as of September 30, 2024 and its condensed consolidated statements of operations and comprehensive (loss) income, cash flows, and convertible preferred stock and changes stockholders’ equity (deficit) for the three and nine months ended September 30, 2024, and 2023. Operating results for the three

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The unaudited condensed consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 21, 2024.

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

4.
Acquisition of Foresight Energy, Ltd.

On January 25, 2023 (“Acquisition Closing Date”), Legacy Tigo acquired 100% of the equity interests of fSight. The results of fSight’s operations have been included in the condensed consolidated financial statements since the Acquisition Closing Date. fSight primarily focuses on developing and marketing a software as a service platform, based on artificial intelligence for the smart management of electrical energy. The acquisition expands the Company’s ability to leverage energy consumption and production data for solar energy producers, adding a prediction platform that provides actionable system performance data, from the grid down to the module level. The Company changed the name of fSight to Tigo Energy AI Ltd. in September 2024.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On January 25, 2024, consistent with the terms of the purchase agreement, the Company issued the 12-month tranche of Contingent Shares, 166,271 shares of its Common Stock, to certain former equity holders of fSight. At January 25, 2024, the liability was revalued to $0.4 million based upon the Company’s Common Stock fair value per share at that date. A mark-to-market gain of $0.2 million was recorded upon the remeasurement at January 25, 2024. Additionally, on July 25, 2024, consistent with the terms of the purchase agreement, the Company issued the 18-month tranche of Contingent Shares, 86,017 shares of its Common Stock, to certain former equity holders of fSight. At July 25, 2024, the liability was revalued to $0.1 million, and the Company recognized a mark-to-market expense of $3,000 related to the remeasurement upon issuance of the final tranche of Contingent Shares. As of September 30, 2024, there are no Contingent Shares outstanding.

For the three months ended September 30, 2024, and 2023, the Company recognized a $3,000 mark-to-market expense and $3.0 million mark-to-market gain, respectively. For the nine months ended September 30, 2024, and 2023, the Company recognized a $0.2 million and $0.4 million mark-to-market expense, respectively. Mark-to-market expense and gains are recorded in the change in fair value of preferred stock warrant and contingent share liability financial statement line item within the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024, and 2023.

The transaction was accounted for as a business combination pursuant to ASC Topic 805, Business Combinations, using the acquisition method of accounting and in conjunction with the acquisition, Legacy Tigo recognized $47,000 and $0.2 million of acquisition-related costs during the three and nine months ended September 30, 2023. The Company did not incur any expense associated with acquisition-related costs during the three and nine months ended September 30, 2024. The acquisition-related costs, which were expensed as incurred, are recorded in general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

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

Supplemental Pro Forma Information (Unaudited)

The following table presents supplemental pro-forma information for the three and nine months ended September 30, 2023, as if the merger with fSight had occurred on January 1, 2022. These amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information.

(in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net revenue	$17,104	$136,056
Net loss	$29,056	$13,644

Supplemental Information of Operating Results

The following table presents supplemental pro-forma information on the net revenue and net loss attributable to fSight included within the Company’s condensed consolidated statement of operations and comprehensive loss.

(in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net revenue	$156	$398
Net loss	$(374)	$(931)

5.
Net (Loss) Earnings Per Share

Basic net (loss) earnings per share of common stock is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period, without consideration for potential dilutive shares of common stock. Diluted net (loss) earnings per share of common stock is computed by dividing the net (loss) earnings attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. Basic and diluted net (loss) earnings per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities.

Under the two-class method, net (loss) income for the three and nine months ended September 30, 2023, is adjusted by the difference between the fair value of consideration transferred and the carrying amount of convertible preferred stock during periods where the Company redeems its convertible preferred stock. The remaining earnings (undistributed earnings) are allocated to common stock and each series of convertible preferred stock to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock are then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses. In periods in which the Company

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

reports a net loss, diluted net loss per share is the same as basic net loss per share since dilutive shares are not assumed to have been issued if their effect is antidilutive. As a result, for the periods in which the Company experienced a net loss, the weighted-average shares used to calculate both basic and diluted net loss per share are the same.

The following table sets forth the computation of basic and diluted net loss per share to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Basic net (loss) earnings per common share calculation:
Net (loss) income attributable to common stockholders	$(13,117)	$29,056	$(35,944)	$10,391
Undistributed earnings to preferred stock stockholders	—	—	—	(4,574)
Net (loss) income attributable to common stockholders – basic	$(13,117)	$29,056	$(35,944)	$5,817
Weighted-average shares of common stock outstanding – basic	60,608,934	58,408,441	60,130,249	31,070,476
Net (loss) earnings per share of common stock – basic	$(0.22)	$0.50	$(0.60)	$0.19

Diluted net (loss) earnings per common share calculation:
Net (loss) income attributable to common stockholders	$(13,117)	$29,056	$(35,944)	$10,391
Reverse: interest expense and change in fair value on derivative liability	—	(47,623)	—	(7,196)
Net (loss) income attributable to common stockholders - diluted	(13,117)	(18,567)	(35,944)	3,195
Undistributed earnings to preferred stock stockholders	—	—	—	(1,406)
Net (loss) income attributable to common stockholders – diluted	(13,117)	(18,567)	(35,944)	1,789
Weighted-average shares of common stock outstanding – basic	60,608,934	58,408,441	60,130,249	31,070,476
Outstanding options and restricted stock units	—	3,727,831	—	3,472,940
Legacy Tigo warrants and common stock warrants	—	927,049	—	813,569
Convertible promissory note	—	5,305,437	—	5,130,532
Weighted-average shares of common stock – diluted	60,608,934	68,368,758	60,130,249	40,487,517
Net (loss) earnings per share of common stock – diluted	$(0.22)	$(0.27)	$(0.60)	$0.04

The Company excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period.

	As of September 30,
	2024	2023
Outstanding stock options and restricted stock units	5,329,471	—
Convertible promissory note	5,305,861	—
	10,635,332	—

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Level 3:	Fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date
(in thousands)	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Assets:
Cash equivalents:
Money market accounts	$5,280	$—	$—
Marketable securities:
Corporate bonds	$—	$3,203	$—
U.S. agency securities	$—	$6,840	$—
December 31, 2023
Assets:
Cash equivalents:
Money market accounts	$1,646	$—	$—
Marketable securities:
Corporate bonds	$—	$19,489	$—
U.S. agency securities	$—	$9,294	$—
Liabilities:
Contingent shares liability from fSight acquisition	$527	$—	$—

During the three and nine months ended September 30, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The following is a summary of the changes in fair value of the Company’s marketable securities as of September 30, 2024, and December 31, 2023, respectively:

	As of September 30, 2024
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$3,206	$1	$(4)	$3,203
U.S. agency securities	6,834	6	$—	6,840
Total	$10,040	$7	$(4)	$10,043

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2023
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$17,561	$2	$(52)	$17,511
U.S. agency securities	9,300	2	$(7)	9,295
Total	26,861	4	(59)	26,806
Long-term assets
Corporate bonds	1,981	3	(7)	1,977
Total	1,981	3	(7)	1,977

Total available-for-sale marketable securities	$28,842	$7	$(66)	$28,783

As of September 30, 2024, all available-for-sale marketable securities consisted of investments that mature within one year.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of September 30, 2024, the fair value and carrying value of the Company’s Convertible Promissory Note (Note 9) was $40.4 million and $38.3 million, respectively. As of December 31, 2023, the fair value and carrying value of the Company’s Series 2022-1 Notes was $58.1 million and $31.6 million, respectively. The estimated fair value for the Company’s Convertible Promissory Note was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

7.
Revenue Recognition

Geographic Net Revenue

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes net revenue by major geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
EMEA	$8,639	$10,241	$21,426	$105,595
Americas	2,940	3,576	8,512	21,776
APAC	2,658	3,287	6,802	8,617
Total net revenue	$14,237	$17,104	$36,740	$135,988

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

The following table summarizes the changes in deferred revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at the beginning of the period	$979	$623	$801	$1,122
Deferral of revenue	1,732	4,673	6,347	27,842
Recognition of unearned revenue	(1,481)	(4,840)	(5,918)	(28,508)
Balance at the end of the period	$1,230	$456	$1,230	$456

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2024, the Company expects to recognize $1.2 million from remaining performance obligations over a weighted average term of 3.9 years.

The Company recognized approximately $0.1 million and $0.6 million in revenue that was included in the beginning contract liabilities balance during the three and nine months ended September 30, 2024, respectively. The Company did not recognize any revenue that was included in the beginning contract liabilities balance during the three months ended September 30, 2023. The Company recognized $0.9 million in revenue that was included in the beginning contract liabilities balance during the nine months ended September 30, 2023.

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

The following table summarizes the changes in product warranty liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Warranty liability, beginning of the period	$5,777	$5,493	$5,632	$4,351
Provision for warranty issued during period	264	141	952	1,853
Changes in estimate	(233)	319	(607)	(43)
Settlements	(101)	(146)	(270)	(354)
Warranty liability, end of the period	$5,707	$5,807	$5,707	$5,807

8.
Supplementary Balance Sheet Information

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventory	September 30, 2024	December 31, 2023
Raw materials	$664	$668
Finished goods	46,125	60,733
Inventory	$46,789	$61,401

The inventory reserve was $4.9 million and $1.0 million as of September 30, 2024, and December 31, 2023, respectively. The Company recorded charges to cost of goods sold of $3.4 million and $4.0 million for the three and nine months ended September 30, 2024, respectively, and $1.8 million for the three and nine months ended September 30, 2023, to write down the carrying value of finished goods inventories to their estimated net realizable value.

Property and equipment, net	Estimated Useful Life	September 30, 2024	December 31, 2023
Machinery and equipment	7 years	$6,047	$5,810
Vehicles	5 years	31	31
Computer software	5 years	212	192
Computer equipment	5 years	602	574
Furniture and fixtures	5 years	216	216
Leasehold improvements	3 - 6 years	465	457
		7,573	7,280
Less: Accumulated depreciation		4,529	3,822
Property and equipment, net		$3,044	$3,458

For the three months ended September 30, 2024, and 2023 the Company recorded depreciation expense of $0.2 million in the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2024, and 2023 the

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Company recorded depreciation expense of $0.7 million and $0.6 million, respectively, in the condensed consolidated statements of operations and comprehensive loss.

Accrued expenses and other current liabilities	September 30, 2024	December 31, 2023
Accrued vacation	$1,029	$856
Accrued compensation	1,399	2,514
Accrued interest	562	1,222
Accrued professional fees	752	409
Accrued warehouse and freight	838	1,001
Accrued other(1)	1,535	1,974
Other current liabilities(2)	28	705
Accrued expenses and other current liabilities	$6,143	$8,681

(1)
Accrued other as of September 30, 2024, and December 31, 2023, primarily consist of accrued expenses related to legal expense, insurance expense and sales discounts.
(2)
Other current liabilities as of December 31, 2023, primarily consist of the contingent shares’ liability related to the acquisition of fSight in Q1 2023. See Note 4 for additional information.

Allowance for credit losses	September 30, 2024	December 31, 2023
Allowance for credit losses, beginning balance	$4,011	$76
Net charges to (recovery) or expense	(1,535)	3,960
Write-offs, net of recoveries	(142)	(25)
Allowance for credit losses, ending balance	$2,334	$4,011

9.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Convertible Promissory Note	$50,000	$50,000
Less: unamortized debt discount and issuance costs	(11,725)	(18,430)
Long-term debt, net of unamortized debt discount and issuance costs	$38,275	$31,570

During the three months ended September 30, 2024, and 2023, the Company recorded amortization of $2.2 million and $2.2 million, respectively, to interest expense pertaining to debt discount and issuance costs. During the nine months ended September 30, 2024, and 2023, the Company recorded amortization of $6.7 million and $3.2 million, respectively, to interest expense pertaining to debt discount and issuance costs. The amortization associated with the Convertible Promissory Note primarily consists of the debt discount that was recorded as a result of the bifurcation of the conversion option at the time of the Business Combination. See below in this note for further information on the conversion option bifurcation for the Convertible Promissory Note, as defined below.

Convertible Promissory Notes

On January 9, 2023, the Company entered into the Note Purchase Agreement (“Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l. (“L1 Energy”) pursuant to which the Company issued the Convertible Promissory Note in the aggregate principal amount of $50.0 million (the “Convertible Promissory Note”). Outstanding borrowings under the Convertible Promissory Note bears interest at a rate of 5.0% per year. The principal amount of the Convertible Promissory Note is due at the maturity date of January 9, 2026, and interest is payable semiannually. As of September 30, 2024, there was $0.6 million of accrued interest in the condensed consolidated balance sheet.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As a result of the Business Combination, the conversion options were bifurcated and accounted for as derivatives. Upon recognition, the Company recorded the conversion options at fair value and associated debt discount of $23.5 million. On September 24, 2023, the Company and L1 Energy entered into the Convertible Note Amendment which modified the conversion terms of the Convertible Promissory Notes. As of September 24, 2023, the fair value of the conversion options was remeasured to $11.3 million. The resulting change in fair value was recorded in the Company’s condensed consolidated statement of operation and comprehensive (loss) income. Subsequently, the convertible note derivative liability was reclassified to an equity classified derivative and was recorded into additional paid-in capital on the Company’s condensed consolidated balance sheet.

Future aggregate principal maturities of long-term debt are as follows as of September 30, 2024 (in thousands):

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

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for potential indemnification-related obligations at September 30, 2024.

11.
Common Stock, Preferred Stock and Convertible Preferred Stock

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

The Company is authorized to issue 10,000,000 shares of Preferred Stock. As of September 30, 2024, there was no Preferred Stock outstanding.

Common Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance were as follows:

As of September 30, 2024
Stock options issued and outstanding	6,056,005
Restricted stock units and performance stock units issued and outstanding	3,971,812
Shares available for potential conversion of L1 Convertible Note	5,305,861
Shares available for grant under 2023 Equity Incentive Plan	245,773
15,579,451

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2023, the Company adopted the 2023 Equity Incentive Plan (“2023 Plan”) under which the Company may issue stock options to purchase shares of common stock, award restricted stock, restricted stock units (“RSU”), performance stock units (“PSUs”), dividend equivalents, stock appreciation rights, and other stock-based or cash-based awards to employees, Directors and consultants.

Stock options granted to newly hired employees generally vest over a four-year period, following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter, and grants of additional stock options to employees generally vest in equal monthly installments over a four year period with no cliff vesting. As of September 30, 2024, 316,634 stock options granted under the 2023 Plan had vested and were exercisable. There have been no stock options exercised under the 2023 Plan. The RSUs generally vest over a three-year period, following the date of grant, with a third of the award vesting on each year on the annual anniversary of the grant date. As of September 30, 2024, 2,369,213 RSUs that were granted under the 2023 Plan have vested into shares of Common Stock.

Collectively, the 2008 Stock Plan, 2018 Stock Plan and the 2023 Equity Incentive Plan are referred to as “the Plans”.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company also measures the PSU awards at their grant-date fair value and assumes that performance goals will be achieved. If the performance goals are not met, no compensation expense is recognized and any recognized compensation expense is reversed. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$267	$180	$946	$292
Sales and marketing	437	455	1,608	901
General and administrative	1,051	580	3,314	831
Cost of sales	31	59	126	113
Total stock-based compensation	$1,786	$1,274	$5,994	$2,137

Stock Options

The following table summarizes stock option activity for the Plans for the nine months ended September 30, 2024:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000’s)
Outstanding at December 31, 2023	4,872,527	$3.64	6.10
Granted	2,355,844	$1.58
Exercised	(788,899)	$0.34
Forfeited	(253,054)	$5.97
Expired	(130,413)	$3.37
Outstanding at September 30, 2024	6,056,005	$3.17	7.66	$2,090
Exercisable at September 30, 2024	2,553,916	$2.47	5.23	$1,759
Vested and expected to vest at September 30, 2024	6,056,005	$3.17	7.66

As of September 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $8.8 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The fair value of each stock option granted during the nine months ended September 30, 2024, was estimated on the date of grant using the weighted average assumptions in the table below:

	September 30, 2024	September 30, 2023
Expected volatility	72.3%	68.1%
Risk-free interest rate	3.5%	4.1%
Expected term (in years)	6.0	6.0
Expected dividend yield	—%	—%

Restricted Stock Units

The following table summarizes RSU activity for the Plans for the nine months ended September 30, 2024:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2023	872,037	$11.27
Granted	2,369,213	$1.43
Vested	(1,047,671)	$4.31
Forfeited	(91,369)	$8.84
Outstanding at September 30, 2024	2,102,210	$3.75

As of September 30, 2024, the total unrecognized compensation expense related to unvested RSUs was $7.1 million, which the Company expects to recognize over a weighted-average period of 2.0 years.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Performance Stock Units

During the nine months ended September 30, 2024, the Company granted an aggregate of 1,869,602 PSUs to its executives and certain personnel within the Company. The PSUs vest over a three-year period beginning on January 1, 2025, with one-third of the award eligible to vest at the end of each fiscal year through December 31, 2027, based on the Company’s level of achievement of certain performance-based criteria tied to annual net revenue and adjusted EBITDA targets. The PSUs were valued using the market value of the Company’s Common Stock at the closing market price on the grant date.

The following table summarizes the PSU activity for the Plans for the nine months ended September 30, 2024:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2023	—	$—
Granted	1,869,602	$1.60
Vested	—	$—
Forfeited	—	$—
Outstanding at September 30, 2024	1,869,602	$1.60

As of September 30, 2024, the Company did not believe it was probable that the performance criteria associated with the PSUs would be achieved. Accordingly, no compensation expense has been recognized for these awards, and there is no unrecognized compensation cost associated with these awards. The Company will reassess the probability of achieving the performance conditions at each reporting date.

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

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs	$332	$325	$980	$802
Variable lease costs	103	99	343	234
Total lease cost	$435	$424	$1,323	$1,036

Other information related to leases was as follows:

	Nine Months Ended September 30,
Supplemental Cash Flows Information (in thousands)	2024	2023
Operating lease right of use assets obtained in exchange for operating lease liabilities	$159	$2,187
Cash paid for amounts included in the measurement of lease liabilities	$1,022	$743

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	2.5	2.9
Weighted average discount rate	4.9%	8.5%

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future maturities of lease liabilities were as follows as of September 30, 2024:

(in thousands)	Operating Leases
Remainder of 2024	$339
2025	736
2026	465
2027	355
2028	136
Thereafter	9
Total future minimum lease payments	$2,040
Less: imputed interest	134
Present value of lease liabilities	$1,906

14.
Goodwill and Intangible Assets

As of September 30, 2024, the Company had a goodwill balance of $12.2 million. The goodwill balance is related to the acquisition of fSight. Please refer to Note 4. “Acquisition of Foresight Energy, Ltd.” for further information.

The Company's intangible assets by major asset class are as follows:

	September 30, 2024
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(119)	$331
Customer relationships	10.0	170	(28)	142
Developed technology	10.0	1,820	(304)	1,516
Total intangible assets		$2,440	$(451)	$1,989

	December 31, 2023
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(65)	$385
Customer relationships	10.0	170	(16)	154
Developed technology	10.0	1,820	(167)	1,653
Total intangible assets		$2,440	$(248)	$2,192

The Company recognized amortization expense related to intangible assets of $0.1 million and $0.1 million for the three months ended September 30, 2024, and 2023, respectively. The Company recognized amortization expense related to acquired intangible assets of $0.2 million and $0.2 million for the nine months ended September 30, 2024, and 2023, respectively.

Amortization expense related to intangible assets at September 30, 2024, in each of the next five years and beyond is expected to be incurred as follows:

(in thousands)	Amount
Remainder of 2024	$68
2025	270
2026	270
2027	262
2028	260
Thereafter	859
$1,989

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of the third quarter of 2023, management considered new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In the third quarter of 2023, the Company and its industry overall experienced a significant change in outlook. As a result of the significant number of bankruptcies by installers, higher than expected order cancellations and pushouts, slower than expected installation rates, higher inventory levels in the channel and a general slowdown in the macroeconomic environment in the third quarter of 2023, the Company assessed all available positive and negative evidence and determined that its U.S. federal net deferred tax asset is no longer more likely than not realizable and recorded a valuation allowance against its U.S. federal net deferred tax assets. In making this determination, the Company placed the most weight on objectively verifiable information which was the Company’s cumulative loss position. As a result, the Company recorded a tax expense and valuation allowance of $11.1 million on the basis of managements’ reassessment of the amount of its deferred tax assets that were more likely than not to be realized. As of September 30, 2024, the Company has maintained this position.

There was no income tax expense and $11.0 million of income tax expense for the three months ended September 30, 2024, and 2023, respectively. Income tax expense was $16,000 and $29,000 for the nine months ended September 30, 2024, and 2023, respectively.

The effective tax rates for the three months ended September 30, 2024, and 2023 were 0.0% and 27.4%, respectively. The effective tax rates for the nine months ended September 30, 2024, and 2023 was 0.0%. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21.0% and the effective tax rate for the three and nine months ended September 30, 2024, was the valuation allowance which offset the tax benefit of book losses. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended September 30, 2023, was the discrete tax expense of recording valuation allowance against U.S. net deferred tax assets. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate of 0.0% for the nine months ended September 30, 2023, was the change in valuation allowance which offset the tax benefit of book losses.

16.
Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Demand for Products. The demand for our products in Europe and the United States experienced a notable slowdown beginning in the second quarter in 2023 and has continued into 2024. Although our net revenue has increased on a sequential basis in each quarter of 2024, our quarterly and year-to-date results remain substantially lower than comparable periods of the prior year. In Europe, the slowdown was primarily due to elevated inventory levels with distributors and an overall channel inventory correction as they responded to a slower demand environment. Additionally, there has been uncertainty surrounding the net energy metering policies and solar export penalties in the European markets, such as Germany, Belgium, Italy and the United Kingdom, which also contributed to the overall slowdown in demand in Europe. In the United States, the slowdown was primarily attributable due to higher interest rates than recent prior periods and the transition from the second iteration of net metering (“NEM 2.0”) to the third iteration of net metering (“NEM 3.0”) in California. In response to these factors, we reduced staffing levels across all geographies in December 2023 by approximately 15%, and in April 2024 by approximately 10%. In addition, our inventory levels have continued to remain elevated in 2024 compared to historical norms. As a result, we recognized charges of $3.4 million and $4.0 million to write down inventories to their estimated net realizable value for the three and nine months ended September 30, 2024, respectively. Further write-downs of inventories and additional cost reduction measures in future quarters could occur if market conditions do not improve or deteriorate.

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

Expansion of New Products and Services. We have made substantial investments in research and development and sales and marketing to achieve a leading position in our market and revenue growth. While a majority of our revenue is generated from the sale of our MLPE products, we also generate revenue from our offerings of GO Energy Storage Systems (“GO ESS”) and Predict+ service, and the Company intends to continue developing and promoting these product and service lines.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Net revenue	$14,237	$17,104	$36,740	$135,988
Gross profit	$1,774	$4,158	$8,407	$48,433
Gross margin	12.5%	24.3%	22.9%	35.6%
Operating (loss) income	$(10,417)	$(11,218)	$(27,908)	$5,267
Net (loss) income	$(13,117)	$29,056	$(35,944)	$13,790

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

Key Components and Comparison of Results of Operations

Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Net revenue	$14,237	$17,104	$(2,867)	(16.8)%	$36,740	$135,988	$(99,248)	(73.0)%

Three months and nine months ended September 30, 2024, and 2023

Net revenue decreased by $2.9 million or 16.8% for the three months ended September 30, 2024, and by $99.2 million or 73.0% for the nine months ended September 30, 2024, as compared to the same periods in 2023. The decreases are primarily due to the solar industry experiencing a broad-based slowdown in both the U.S. and European markets, which resulted in elevated inventory with distributors and installers, and as a result the overall demand for our products and services decreased as distributors and installers responded to this slower demand environment. Please see the section below for further explanations over the fluctuations for each of the Company’s geographic regions.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
EMEA	$8,639	$10,241	$(1,602)	(15.6)%	$21,426	$105,595	$(84,169)	(79.7)%
Americas	2,940	3,576	(636)	(17.8)%	8,512	21,776	(13,264)	(60.9)%
APAC	2,658	3,287	(629)	(19.1)%	6,802	8,617	(1,815)	(21.1)%
Total net revenue	$14,237	$17,104	$(2,867)	(16.8)%	$36,740	$135,988	$(99,248)	(73.0)%

Three months and nine months ended September 30, 2024, and 2023

•
EMEA - Net revenue for the EMEA region decreased by $1.6 million or 15.6% for the three months ended September 30, 2024, and by $84.2 million or 79.7% for the nine months ended September 30, 2024, as compared to the same periods in 2023. The decreases are primarily due to a slowdown in demand in the region due to elevated inventory levels at distributors and installers. This slowdown was primarily the result of a decrease in customer purchases in Europe after a surge of sales were realized in 2022 and going into the first half of 2023 due to higher energy prices in Europe related to the onset of the armed conflict in Ukraine in 2022, and overall channel inventory correction.
•
Americas - Net revenue for the Americas region decreased by $0.6 million or 17.8% for the three months ended September 30, 2024, and by $13.3 million or 60.9% for the nine months ended September 30, 2024, as compared to the same periods in 2023. The decreases are primarily due to demand for our solutions slowing as a result of higher interest rates impacting customers’ investment decisions and the transition from NEM 2.0 to NEM 3.0 in California.
•
APAC - Net revenue for the APAC region decreased by $0.6 million or 19.1% for the three months ended September 30, 2024, and decreased by $1.8 million or 21.1% for the nine months ended September 30, 2024, as compared to the same periods in 2023. The decrease in net revenue for the three months ended September 30, 2024, compared to the same period in 2023 is primarily due to an overall decline in sales in Asia of $1.3 million, which is partially offset by an increase in sales in Australia of $0.7 million. The decrease in net revenue for the nine months ended September 30, 2024, compared to the same period in 2023 was primarily driven by a $1.6 million decline in sales in China.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$12,463	$12,946	$(483)	(3.7)%	$28,333	$87,555	$(59,222)	(67.6)%
Gross profit	$1,774	$4,158	$(2,384)	(57.3)%	$8,407	$48,433	$(40,026)	(82.6)%
Gross margin	12.5%	24.3%			22.9%	35.6%

Three months and nine months ended September 30, 2024, and 2023

Cost of revenue decreased by $0.5 million or 3.7% and gross profit decreased by $2.4 million or 57.3% for the three months ended September 30, 2024, compared to the same period in 2023. Cost of revenues decreased by $59.2 million or 67.6% and gross profit decreased by $40.0 million or 82.6% for the nine months ended September 30, 2024, as compared to the same period in 2023. The decreases are primarily due to a 16.8% and 73.0% decline in net revenues for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease is offset by increases in inventory reserves of $3.4 million and $4.0 million during the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023 due to slow-moving inventory as a result of the macroeconomic factors noted above.

Gross margin decreased by 11.8 percentage points for the three months ended September 30, 2024, and by 12.7 percentage points for the nine months ended September 30, 2024, as compared to the same periods in 2023. The decreases are primarily due to an increase in the Company’s inventory reserves due to slow-moving inventory, lower sales volume due to the unfavorable macroeconomic and market conditions noted above and sales promotions and discounts related to the Company’s GO ESS product line.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Research and development	$2,433	$2,425	$8	0.3%	$7,608	$7,063	$545	7.7%
Percentage of net revenue	17.1%	14.2%			20.7%	5.2%

Three months ended September 30, 2024, and 2023

Research and development expense remained constant for the three months ended September 30, 2024, as compared to the same period in 2023.

Nine months ended September 30, 2024, and 2023

Research and development expense increased by $0.5 million or 7.7% for the nine months ended September 30, 2024, as compared to the same period in 2023. The increase was primarily driven by an increase in consulting and facility expenses.

The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Sales and marketing	$4,378	$5,601	$(1,223)	(21.8)%	$13,036	$15,536	$(2,500)	(16.1)%
Percentage of net revenue	30.8%	32.7%			35.5%	11.4%

Three months ended September 30, 2024, and 2023

Sales and marketing expense decreased by $1.2 million or 21.8% for the three months ended September 30, 2024, as compared to the same period in 2023. The decrease is attributed to reduced payroll and travel expenses resulting from a lower headcount during the three months ended September 30, 2024, compared to the same period in 2023.

Nine months ended September 30, 2024, and 2023

Sales and marketing expense decreased by $2.5 million or 16.1% for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease is attributed to reduced payroll and travel expenses resulting from a lower headcount during the nine months ended September 30, 2024, compared to the same period in 2023.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
General and administrative	$5,380	$7,350	$(1,970)	(26.8)%	$15,671	$20,567	$(4,896)	(23.8)%
Percentage of net revenue	37.8%	43.0%			42.7%	15.1%

Three months ended September 30, 2024, and 2023

General and administrative expense decreased by $2.0 million or 26.8% for the three months ended September 30, 2024, as compared to the same period in 2023. The decrease is primarily related to a decline of bad debt expense associated with the Company’s accounts receivable for the three months ended September 30, 2024, compared to the same period in 2023.

Nine months ended September 30, 2024, and 2023

General and administrative expense decreased by $4.9 million or 23.8% for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease is primarily related to a decline of bad debt expense associated with the Company’s accounts receivable for the nine months ended September 30, 2024, compared to the same period in 2023, in addition to a decline in legal expense which were higher in 2023 due to the Business Combination that occurred in May 2023, and is partially offset by an increase in personnel-related stock-based compensation expenses.

Other Expenses, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Change in fair value of preferred stock warrant and contingent shares liability	$3	$(2,977)	$2,980	(100.1)%	$(152)	$143	$(295)	(206.3)%
Change in fair value of derivative liability	—	(50,498)	50,498	(100.0)%	—	(12,247)	12,247	(100.0)%
Loss on debt extinguishment	—	—	—	—	—	171	(171)	(100.0)%
Interest expense	2,861	2,875	(14)	(0.5)%	8,549	5,240	3,309	63.1%
Other income, net	(164)	(636)	472	(74.2)%	(377)	(1,859)	1,482	(79.7)%
Total other expenses, net	$2,700	$(51,236)	$53,936	(105.3)%	$8,020	$(8,552)	$16,572	(193.8)%

Three months ended September 30, 2024, and 2023

Change in fair value of preferred stock warrant and contingent shares liability increased by $3.0 million or 100.1% for the three months ended September 30, 2024, as compared to the same period in 2023. The Company revalues the contingent shares at each reporting period based on the Company's share price as of the revaluation date. For the three months ended September 30, 2024, the stock price experienced a less significant change, coupled with a smaller base of shares to revalue, compared to the same period in 2023. The final tranche of the contingent shares was released on July 25, 2024. See Note 4, “Acquisition of Foresight Energy, Ltd.,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The change in fair value of derivative liability for the three months ended September 30, 2023, is related to the Convertible Promissory Note which contained conversion options that met the requirements for separate accounting and was accounted for as a convertible note derivative liability. The derivative instrument was recorded at fair value upon recognition on the Merger Date and was subject to remeasurement at the end of the reporting period. On September 24, 2023, we entered into the Convertible Note Amendment (as defined above) with L1 Energy (as defined above) to modify the conversion terms of the Convertible Promissory Note and, as a result of such amendment, the conversion options no longer meet the requirements to be bifurcated in accordance with ASC Topic 815, Derivatives and Hedging. See Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Interest expense remained constant for the three months ended September 30, 2024, as compared to the same period in 2023.

Other income, net decreased $0.5 million or 74.2% for the three months ended September 30, 2024, as compared to the same period in 2023. This is primarily due to a decrease in interest income from the Company’s marketable securities, as the underlying asset base generating interest income decreased during the three months ended September 30, 2024, compared to the same period in 2023.

Nine months ended September 30, 2024, and 2023

Change in fair value of preferred stock warrant and contingent shares liability decreased by $0.3 million or 206.3% for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to a decrease in mark-to-market expense associated with the contingent shares related to the fSight acquisition. The final tranche of the contingent shares was released on July 25, 2024. See Note 4, “Acquisition of Foresight Energy, Ltd.,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The change in fair value of derivative liability for the nine months ended September 30, 2023, is related to the Convertible Promissory Note which contained conversion options that met the requirements for separate accounting and was accounted for as a convertible note derivative liability. The derivative instrument was recorded at fair value upon recognition on the Merger Date and was subject to remeasurement at the end of the reporting period. On September 24, 2023, we entered into the Convertible Note Amendment (as defined above) with L1 Energy (as defined above) to modify the conversion terms of the Convertible Promissory Note and, as a result of such amendment, the conversion options no longer meet the requirements to be bifurcated in accordance with ASC Topic 815, Derivatives and Hedging. See Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The loss on debt extinguishment for the nine months ended September 30, 2023, is primarily related to the repayment of our Series 2022-1 Notes.

Interest expense increased by $3.3 million or 63.1% for the nine months ended September 30, 2024, as compared to the same period in 2023. This increase is primarily due to the timing of the amortization of the debt discount of $23.5 million that was recorded upon the bifurcation of the conversion options at the time of the Business Combination. Please see Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the conversion options.

Other income, net decreased $1.5 million or 79.7% for the nine months ended September 30, 2024, as compared to the same period in 2023. This is primarily due to a decrease in interest income from the Company’s marketable securities, as the underlying asset base generating interest income decreased during the nine months ended September 30, 2024, compared to the same period in 2023.

Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Income tax expense	$—	$10,962	$(10,962)	(100.0)%	$16	$29	$(13)	(44.8)%

Three months ended September 30, 2024, and 2023

Income tax expense decreased $11.0 million for the three months ended September 30, 2024, compared to the same period in 2023, which was primarily due to recording a valuation allowance against the Company’s U.S. federal net deferred tax asset during 2023. Please see Note 15, “Income Taxes,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the valuation allowance.

Nine months ended September 30, 2024, and 2023

Income tax expense remained constant for the nine months ended September 30, 2024, as compared to the same period in 2023.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and marketable securities. As of September 30, 2024, the Company held $19.5 million in cash, cash equivalents and marketable securities which were held primarily for working capital purposes. Our working capital, which we define as current assets less current liabilities, decreased by $19.5 million to $58.8 million as of September 30, 2024, compared to $78.3 million as of December 31, 2023. The decrease in working capital during this period is primarily attributable to lower marketable securities and inventory balances and is partially offset by a decrease in accounts payable and accrued expenses and other current liabilities. Revenues stabilized on a sequential quarter basis over the first three quarters of 2024 but declined on a quarter over quarter and year over year basis.

While we have been actively working on reducing our inventory levels, these efforts will depend on our ability to increase future quarterly revenues, maintain a minimal level of inventory purchases with suppliers, and our ability to recover the book value of inventory. Given the macroeconomic factors noted above, the Company recognized charges of $3.4 million and $4.0 million to write down inventories to their estimated net realizable value for the three and nine months ended September 30, 2024, respectively. Through the first three quarters of 2024, we reduced our inventory levels by $14.6 million from December 31, 2023, primarily due to sales, and expect lower inventory levels and positive working capital cash conversion throughout the remainder of 2024.

We believe that our cash position is sufficient to meet our capital and liquidity requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

However, as of September 30, 2024, the Company had $50.0 million of aggregate principal borrowings outstanding on its Convertible Promissory Note. The principal amount of the Convertible Promissory Note is due at the maturity date of January 9, 2026. As of September 30, 2024, the Company does not have sufficient cash, cash equivalents and marketable securities to repay this obligation.

In the future, our ability to sustain operations, pay outstanding obligations, including repayment of the Convertible Promissory Note when due, and invest in new technologies will likely necessitate that we seek additional equity or debt financing. Our capital needs will be influenced by several factors, including the amount of our revenue and our revenue growth rate, the success of our current products and services and future product development and capital investments, and the timing and extent of spending to support further sales and marketing and research and development efforts. In addition, we have incurred and expect to continue to incur additional costs as a result of operating as a public company. The Company intends to secure additional funding from either public or private financing sources, however as the plans are outside of management’s control, the Company cannot ensure they will be effectively implemented. In the event that additional financing is required from outside sources, we cannot be certain that any additional financing will be available to us on acceptable terms, or at all. If we are required but unable to raise additional capital, meet our obligations, or generate cash flows to sustain our operations, meet our outstanding obligations, including repayment of the Convertible Promissory Note when due, or expand our business, our business, operating results, and financial condition could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(13,407)	$(29,379)
Net cash provided by (used in) investing activities	18,305	(40,919)
Net cash provided by financing activities	158	34,821
Net increase (decrease) in cash and cash equivalents	$5,056	$(35,477)

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

Cash Flows Used in Operating Activities

Operating cash flows consists primarily of net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. Cash used in operating activities decreased by $16.0 million in the nine months ended September 30, 2024, as compared to the same period in 2023. This is primarily due to a decrease in purchases of inventory for the nine months ended September 30, 2024, compared to the same period in 2023 as a result of the negative macroeconomic factors that are noted above.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $18.3 million for the nine months ended September 30, 2024, which is primarily attributable to the sale and maturities of marketable securities and was partially offset by the purchase of additional marketable securities and property and equipment. Net cash used in investing activities was $40.9 million for the nine months ended September 30, 2023, which is primarily attributable to the purchase of marketable securities and property and equipment and was partially offset by the sale and maturities of marketable securities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased by $34.7 million in the nine months ended September 30, 2024, compared to the same period in 2023. For the nine months ended September 30, 2024, the Company received proceeds of $0.3 million from the exercise of stock options by employees. For the nine months ended September 30, 2023, the Company received proceeds of $50.0 million from the Convertible Promissory Note, proceeds of $3.7 million from the redemptions of common stock warrants and proceeds of $2.2 million from the Business Combination, which was partially offset by the $20.8 million repayment of the Series 2022-1 Notes.

Contractual Obligations

Our contractual obligations primarily consist of our Convertible Promissory Note, obligations under operating leases and inventory component purchases. As of September 30, 2024, there have been no material changes from our disclosure in our 2023 Annual Report. For more information on our future minimum operating leases, see Note 13, “Leases” and for more information on our Convertible Promissory Notes and other related debt, see Note 9, “Long-Term Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the periods presented, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

For the period ended September 30, 2024, there have been no material changes to our critical accounting estimates from the information reported in our 2023 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of generating net losses, and if we are unable to achieve an adequate level of revenue or grow our revenue or manage our expenses, we may not have sufficient cash to fund our future operations or achieve or maintain profitability in the future.

We have a history of incurring net losses, and we may not achieve or maintain profitability in the future. We experienced net losses of $1.0 million and $7.0 million for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $75.8 million. In the second half of 2023, we also experienced higher operating losses than in previous quarters, primarily as a result of higher channel inventories, order cancellations and a slowdown in the macroeconomic environment. As a result, we cannot accurately predict when or whether we will reach or maintain profitability. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales, and marketing activities, and research and development as we continue to develop our products and services, and maintain high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as we continue to support our operations as a public company. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue or grow our revenue and manage our expenses, we may continue to incur significant losses and may not have sufficient cash to fund our future operations or achieve or maintain profitability.

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

We will likely require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to sustain and grow our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through financing transactions such as the issuance of bonds, convertible promissory notes and loans, and sales of convertible preferred stock. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations, service our indebtedness, including the Convertible Promissory Note, or invest in the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. In particular, the current disruption in the global financial markets may reduce our ability to access capital and negatively affect our liquidity in the future. The Company intends to secure additional funding from either public or private financing sources, however as the plans are outside of management’s control, the Company cannot ensure they will be effectively implemented. If adequate funds are not available on acceptable terms, or at all, we may be unable to fully fund our ongoing operations, service our indebtedness, including the Convertible Promissory Note, or invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends to holders of our common stock. If we undertake discretionary financing by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at a price per share that is less than the price per share paid by current stockholders. If we sell common stock, convertible securities, or other equity securities in more than one transaction, stockholders may be further diluted by subsequent sales. Additionally, future equity financings may result in new investors receiving rights superior to our existing stockholders. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

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

The Convertible Note matures on January 9, 2026. At maturity, unless converted at the election of the holder or redeemed by us with the consent of the holder, we will need to repay the principal amount under the Convertible Note. As of September 30, 2024, the conversion price of the Convertible Promissory Note is higher than the price at which our shares of common stock have traded on Nasdaq since August 2023, therefore we do not currently expect that the holder will elect to convert the Convertible Promissory Note into shares of our common stock. As of September 30, 2024, we have not generated sufficient funds, and we may not otherwise be able to generate sufficient funds or maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Note, and our cash needs may increase in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
3.2	Amended and Restated Bylaws of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
10.1†**	Form of Performance Stock Unit Award Agreement.
10.2†	Separation Agreement and Release by and between Jeffrey Sullivan and Tigo Energy, Inc.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b)
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b)
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
* Furnished herewith
** Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: November 6, 2024