Form 10-K
period 2024-12-31
TIGO ENERGY, INC.
filed 2025-03-20
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $38.5 million, calculated by using the closing price of the Registrant's Common Stock on June 28, 2024, the last trading day of the month, on the Nasdaq Stock Market LLC of $1.54.

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2025 was 61,912,439.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Risks Related to Our Business and Industry

•
If we are unable to control our costs or achieve adequate revenue growth, we may not achieve or maintain profitability in the future or have sufficient cash to fund our future operations.
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
•
Our products may not achieve broader market acceptance.
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

Operating Risks

•
Political uncertainty in the U.S. and jurisdictions in which we operate may have an adverse impact on business.
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
•
Our gross margins are impacted by our ability to continue to reduce our cost structure and the continuous pressure we face to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.

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
•
Emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business.

Risks Related to Our Financial Condition and Liquidity

•
We will likely require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to sustain and grow our business.
•
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations, restrict our ability to incur additional indebtedness and impair our ability to satisfy our obligations under the Convertible Note (as defined below).
•
Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or if we do not have access to sufficient capital, we may be required to terminate or significantly curtail our operations.
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
•
Our failure to meet the continued listing requirements of Nasdaq could result in the delisting of our securities.
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

We have served the solar energy industry with advanced power electronics, including the manufacturing and development of our Module Level Power Electronics (“MLPEs”), since our inception in 2007. Our primary focus has been on MLPEs, which are devices that reside under the solar panel and enhance safety features and energy production for the installer and system owner. Our MLPEs are designed to be highly flexible solutions that work with other inverters and modules, providing the installer with an open-system solution and a variety of choices when designing a system for the consumer.

Although the solar optimizer and inverter space has been historically served by two major suppliers, we expect to attract new customers and gain market share by expanding sales of our MLPEs, which provide solar panel power optimization and rapid shutdown, our GO Energy Storage Solutions (“GO ESS”), which provides solar energy storage management capabilities, and our Energy Intelligence (“EI”) platform which provides monitoring and energy demand forecasting capabilities. We began offering our energy consumption and demand forecasting software capabilities with the launch of Predict+, in the first quarter of 2023. Our products and services power everything from single-digit kilowatt residential systems to commercial, industrial, and utility systems, scaling to hundreds of megawatts on rooftop, ground-mounted, and floating applications.

We primarily offer our products and services through distributors and solar installers. We have a worldwide footprint, which allows us to capitalize on key markets in Asia, the Americas, and Europe, the Middle East and Africa (“EMEA”). Historically our two largest geographic markets have been the EMEA and Americas regions. For the year ended December 31, 2024, we generated approximately 60.3% and 24.3% of our revenue from markets in EMEA and the Americas, respectively. For the year ended December 31, 2023, we generated approximately 75.3% and 17.3% of our revenue from markets in EMEA and the Americas, respectively.

Industry

The solar energy industry is composed of three distinct markets. The residential market represents the use of solar energy in private homes. The utilities market represents the use of solar energy deployed by companies that sell the energy to homeowners and businesses. All other activity generally falls under the broad umbrella of commercial & industrial (“C&I”). We sell our products and solutions to customers in all three markets.

For the C&I and utility solar markets, we combine our MLPE technology with our cloud-based software platform for advanced energy monitoring and control. Our MLPE products maximize performance, enable real-time energy monitoring, and provide code-required rapid shutdown at the module level. These products are certified under international standards, and the Rapid Shut Down system is certified with hundreds of inverters from more than fifteen manufacturers. This open-platform approach gives our customers significantly more freedom to right-size solar systems with the features and inverters they want.

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

Our Solution and Operations

Our Products

TS4 Flex MLPE/Optimizer

Our MLPEs have been our primary product since our inception in 2007 and account for the substantial majority of our revenues. Marketed as Tigo Flex MLPE, these devices are an integral part of the string-inverter type of solar architecture, performing key energy management and optimization functions directly at the solar module before the direct current energy passes to other energy conversion components. To date, we have shipped MLPE devices worldwide and have installations in over 100 countries on all seven continents. Our TS4 Flex MLPEs were designed to provide innovative solutions that enhance safety with rapid shutdown, decrease operating costs with remote monitoring and increase energy production of photovoltaic (“PV”) systems with optimization. Our MLPEs provide customers with the opportunity to choose the functionalities applicable to their PV system, including:

•
Rapid Shutdown. Our rapid shutdown MLPEs provide safety and adherence to local standards (where applicable) and safe access to PV systems on roofs by rapidly taking the system voltage to a safe level. The Tigo TS4-A-F 25A, Tigo TS4-A-2F 25A, and TS4-X-F rapid shutdown devices have the ability to shutdown panels with immediate effect to provide advanced first-responder safety functionality for solar modules rated up to 700W, including bifacial modules. These products feature compatibility with Pure Signal™ technology in Tigo RSS Transmitters and pair with hundreds of third-party solar inverters to deliver design and installation flexibility for solar installers and engineering, procurement and construction (“EPC”) firms.
•
Module-Level Monitoring. Our monitoring MLPEs provide detailed information on ongoing operations and maintenance. The Tigo TS4-A-M provides module-level monitoring, which can reduce operations and maintenance costs by allowing installers to pinpoint performance issues, troubleshoot remotely, and eliminate manual testing of each solar panel.
•
Rapid Shutdown and Module-Level Monitoring. The Tigo TS4-A-S combines rapid shutdown and module-level monitoring functions, presenting a unified solution for solar modules up to 700W. This device encapsulates all the features of our TS4-A-F 25A, TS4-A-2F 25A, TS4-A-M, and TS4-X-S models, offering a comprehensive device in one solution.
•
Rapid Shutdown, Module-Level Monitoring and Optimization. Finally, the Tigo TS4-A-O and TS4-X-O provide the complete breadth of the solution, combining rapid shutdown, monitoring, and optimization, which combats shading and the effects of disparate aging and soiling on modules to ensure the entire system produces efficiently out of each and every module. The TS4-A-O and TS4-X-O provide monitoring capabilities down to the module-level and allows the PV system to comply with rapid shutdown directives. Specifically, these products maximize production of the solar solution, helping to overcome shade and panel efficiency mismatch. Our internal studies show that the TS4-A-O increases production by an average of 6.6% in comparison with our MLPE models without optimizers, as measured by Tigo’s “Reclaimed Energy” feature, which is included within our EI Platform and indicates the amount of energy harvested by our optimizers.

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

GO ESS

The GO ESS product line offers a complete energy storage solution comprised of the GO Battery, GO Inverter, GO Link/Automatic Transfer Switch (“ATS”), and GO Electric Vehicle (“EV”) Charger. The GO ESS product line provides energy resilience in the event of a grid outage and optimizes energy consumption based on rate plans for today’s home energy needs. The Tigo GO ESS product line can be configured for both whole-home and essential load backup to satisfy a comprehensive array of home energy needs. In addition, our systems are compatible with our smart app that offers 24/7 visibility of system behavior and intelligent control over system and battery management. The built-in communication hub, when paired with Tigo TS4 Flex MLPE, provides module level monitoring, optimization, and fire safety features.

•
GO Battery: The Tigo GO Battery is a modular, scalable energy storage system for the GO ESS energy storage solution. In the United States (“U.S.”), our batteries include three 3.3 kWh modules, which provides for a total capacity of 9.9 kWh per enclosure, which is scalable up to 40kWh. In the European Union (“EU”), our batteries include 3 kWh modules, which scalable up to 12kWh. In the United States (“U.S.”), our batteries include three 3.3 kWh modules, which provides for a total capacity of 9.9 kWh per enclosure, which is scalable up to 40kWh. In the European Union (“EU”), our batteries include 3 kWh modules, which scalable up to 12kWh.
•
GO Inverter: The Tigo GO Inverter offers high-efficiency energy conversion for home consumption or export to the grid. Our inverter is a hybrid inverter, meaning that it can accept an input from the Tigo GO Battery (as further described above) and PV array. Tigo offers 3.8kW, 7.6kW and 11.4kW GO Inverter models in the U.S. market and similar models in the EU. When combined with our line of TS4 Flex MLPE products, our inverter provides module-level optimization, monitoring and rapid shutdown and enables home energy production and consumption when paired with a home energy storage system like the Tigo GO Battery.
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

The GO ESS product line, available for the U.S. and European residential markets, offers flexible components that can be purchased together or individually and are compatible with other brands. For the years ended December 31, 2024, and 2023, we have generated approximately $3.5 million and $13.4 million, respectively, in revenue from offerings of our GO ESS product line.

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

Our Services

Monitoring Services

Our EI software platform is provided complimentary with the majority of our MLPE product line; however, our customers can elect to purchase our premium monitoring services, which allows for increased data granularity and historical data storage, for an additional annual fee. Our monitoring services revenue represented less than 1% of the Company’s total net revenues for the years ended December 31, 2024, and 2023.

Tigo Predict+

Tigo Predict+ technology within our Tigo EI software platform marks what we believe is a significant advancement in the realm of energy demand forecasting. This innovative Software as a Service (“SaaS”) solution leverages artificial intelligence (“AI”) and machine learning technologies to offer accurate, customizable forecasting models for electricity generation and consumption. Designed to cater to the needs of utilities, independent power producers (“IPPs”), and grid planners, Tigo Predict+ provides leading analytical capabilities. Its comprehensive suite of data connectors, application programming interfaces (“API”), and post-processing models are designed to provide rapid integration, facilitating full data connectivity within hours. The platform’s in-house machine learning models and fully automated AI engines present an innovative approach to data analysis, offering insights into consumption patterns, customer group profitability, and expected behavior all from a single interface. The Company began offering the Predict+ service in January 2023. Predict+ revenue represented 2.2% and less than 1% of the Company’s total net revenue for the years ended December 31, 2024, and 2023, respectively.

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
•
Selective Deployment. Tigo’s selective deployment accommodates partial placement as needed and can be applied to any module in a single string, minimizing the number of optimizers needed in a tradeoff between cost and performance. Thus, any PV Module in a string that is exposed to shade, higher temperature, or has a higher mismatch characteristic with other modules can be outfitted with an optimizer. This will ensure the module’s own best performance, and equally important, that it will not limit the production of the other, unshaded PV modules in the string.

•
Solar Module-Level Monitoring. Tigo provides customers with granular, solar module-level monitoring with its Entergy Intelligence Platform. Module-level monitoring can identify anomalies at the module level, increase bankability and lower maintenance expenses as compared to physical monitoring.
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
•
Expand Software Services. We will seek to increase revenues of our Predict+ Software Platform, which uses AI and machine learning technology to automatically forecast electricity generation and consumption of individual endpoints or aggregated energy portfolios for utilities, IPP’s and grid planners.
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
•
Customer Service. Our mission is to deliver products that are productive, reliable, smart, simple and safe to enable customers’ storage and energy independence. Our distributors and solar installers are our first point of contact with a potential customer, the homeowner and business user. Our goals are to partner better with these service providers so that we can provide high quality service to our current and future customers. To further enhance our customer service experience, in November 2023, the Company began the Green Glove program. Available to all solar installers, the Green Glove program is specifically designed to deliver a premium support experience that enriches the C&I installer journey from design through commissioning. The Green Glove process starts with a comprehensive design review before installation, in which the Company’s support personnel provide valuable insights and guidance. During installation, the support personnel are available on-call at the Company’s regional locations to assist and address any concerns. After installation, the support team conducts thorough reviews and follow-up discussions, continually addressing outstanding questions and gathering valuable feedback to enhance the overall installation experience. We believe that the implementation of the Green Glove program, coupled with the reinforcement of the customer experience, will continue to provide us with a competitive advantage.

Our Customers

We currently offer solutions to customers globally in the residential and utilities, and C&I markets. We primarily rely on, and focus our sales efforts on, distributors and installers who assist in selling our product offerings and services to customers. We do, however, make sales directly to end customers when business conditions exist where it may be advantageous for the Company and customer to establish a direct commercial relationship. For the years ended December 31, 2024, and 2023, no customer accounted for more than 10% of our annual net revenue.

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

Our enhanced partnership program seeks to ensure compatibility between our MLPE products and a vast set of third-party inverters, supporting solar installation performance and fulfilling safety code requirements. This formalizes collaboration on technical integrations, product certification, customer support and marketing strategies with major inverter companies. Our enhanced program ensures compatibility across partner inverters and Tigo TS4 units to support solar installation performance and fulfill safety code requirements. All Tigo Enhanced inverters are integrated with Tigo RSS Transmitters and Tigo Cloud Connect Advanced to communicate with all Tigo MLPE devices.

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

We entered into a master supply agreement with Kinpo in February 2021 which automatically renews for successive one-year periods unless we deliver written notice of termination to Kinpo at least 30 days prior to the renewal date. We place purchase orders with Kinpo for each transaction and, although Kinpo provides us with forecasted pricing on a rolling twelve-month basis, specific pricing is agreed in each purchase order. We provide a forecast for our product needs and Kinpo is required to reserve capacity for such forecasted needs. Kinpo is required to deliver six months prior notice of its intent to discontinue the manufacturing of any of our products.

We entered into a master supply agreement with Asteelflash in May 2016 which automatically renews for successive one-year periods unless either party delivers written notice of termination to Asteelflash or to the other party at least 90 days prior to the renewal date. The agreement may be terminated upon 180 days’ notice by either party. We are issued price quotations from Asteelflash, which specify the itemized pricing of products. The price quotations are reviewed every three months or as otherwise agreed upon by the Company and Asteelflash.

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

Our compliance with the NEC and the equivalent code in Canada with respect to our product’s rapid shutdown capability has been certified by Underwriters Laboratories, a well-known and nationally recognized testing laboratory. We have also been certified by TUV Rheinland, a testing laboratory based in Germany, which provides results that are widely accepted by countries outside of the U.S. and Canada. Our products meet the certification standards of the U.S. Federal Communication Commission.

Research and Development

Our research and development team has a wide range of experience in electrical, mechanical and software engineering. In addition, many members of our research and development team have expertise in solar technologies. As of December 31, 2024, our research and development organization had a headcount of 30 employees. Our research and development expenses totaled $9.9 million and $9.5 million for the years ended December 31, 2024, and 2023, respectively.

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

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2024, we had 134 granted patents and 26 pending patents. A majority of our patents are related to module-level rapid shutdown, safety, solar production optimization and module-level monitoring. Our issued patents are scheduled to expire between 2025 and 2042. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, methodologies and processes that we believe provide significant competitive advantages.

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

Seasonality

Historically, the majority of our revenues have been generated from customers in the European region. The Company has experienced higher sales of our products in the second and third quarters, which has been affected by seasonal customer demand trends, including weather patterns and construction cycles. The first and fourth quarters historically have had softer customer demand in our industry due to these same factors. Although these seasonal factors are common in the solar sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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
•
size of installed base.

Recent market trends show an increased focus on safety features in rooftop installations, and the emergence of standards that are evolving to address such concerns. In particular, the rapid shutdown standards in the U.S. market have led to the introduction of module-level rapid shutdown devices from our competitors. We believe that the existence of rapid shutdown capabilities built into several of our products, including our optimizers, positions us well in this regard and could serve as a competitive advantage. Additionally, in 2023, PV module manufacturers introduced larger PV modules with increased power levels above 500W. This market trend has led to market interest in higher power rating optimizers, micro inverters and other MLPE devices. Most of our products have been developed to handle up to 700W to keep pace with module manufacturers, and in 2024, we introduced our X family of MLPE which supports solar modules up to 800W. In addition, the increasing demand for storage and battery solutions is expected to increase the attachment rate of storage to PV installations in the coming years.

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

Government Regulation and Compliance

Our business activities are global and are subject to various federal, state, local and foreign laws, rules and regulations, including, complex trade and customs laws, regulations and tax requirements such as sanctions orders, duties or tariffs affecting a substantial part of our import operations. In addition, the countries in which our products are manufactured or imported may adopt laws or regulations requiring in-country manufacturing of a specified portion of our components or products. Prospective customers may also require that certain goods be manufactured or sourced in-country in order to obtain their business. In-country manufacturing requirements could have a negative impact on our results of operations as we may have limited manufacturing operations in certain countries. Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of additional duties, new tariffs or other restrictions on imported products, could have an adverse effect on our business and results of operations.

Our operations are also subject to federal, state and local laws and regulations governing environmental protection, the occupational health and safety of our employees and labor relations, including the federal Occupational Safety and Health Act, as amended, and comparable state laws that protect and regulate employee health and safety. We are also subject to other complex foreign and U.S. laws and regulations related to anti-bribery and corruption, antitrust or competition, and data privacy and security, such as the European Union’s (“EU”) General Data Protection Regulation, among others. We have policies and procedures in place to promote compliance with these laws and regulations. Compliance with these laws, rules, regulations and any in-country manufacturing requirements has not had, and is not expected to have, a material effect on our capital expenditures and results of operations.

Import Tariffs

Escalating trade tensions between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our products. In June 2019, the U.S. trade representative (“USTR”) imposed import tariffs of 25% on a large number of products imported from China, including inverters and power optimizers. On January 15, 2020, the United States and China entered into an initial trade deal, which preserves the initial tariffs from 2018 and indicates additional sanctions may be imposed if China breaches the terms of the deal. On February 4, 2025, the current U.S. presidential administration imposed an additional tariff of 10% on all imports from China and on February 27, an additional 10% tariff was imposed on all imports from China. The current U.S. presidential administration has also indicated that it is reviewing the 2020 trade deal and may challenge China’s compliance record, which may lead to further tariff increases or new negotiations.

To mitigate the negative effect of increased tariffs, in 2019, we began outsourcing our MLPE manufacturing to Kinpo’s Philippines facility. In late 2021, at Kinpo’s recommendation, such manufacturing capabilities were entirely moved to Thailand due to COVID-19 restrictions. As of December 31, 2024, all of our MLPE products that we import into the U.S. are manufactured in Kinpo’s Thailand facility and are therefore not subject to the aforementioned tariffs. We do not import any other products into the U.S. The GO ESS product line purchased by the Company are imported into the U.S. by the manufacturer.

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

The EU’s General Data Protection Regulation 2016/679 (“GDPR”), and the GDPR’s equivalent in the UK (“UK GDPR”), are wide-ranging in scope and apply to all organizations that process personal information. The GDPR/UK GDPR impose stringent requirements on organizations that determine the purposes and means of processing personal information (“Controllers”) and organizations that process personal information for and on behalf of Controllers (“Processors”), including for example, robust disclosure requirements to individuals regarding the categories of personal information processed, the purposes for which and manner in which that processing takes place, robust personal information security requirements, comprehensive requirements for maintaining internal compliance documentation relating to the processing of personal information, a comprehensive individual rights regime, specific timelines for reporting personal information breaches to regulators and affected individuals, limitations on retention of personal information, stringent limitations on processing special categories of personal information (such as health data), and obligations when contracting with Processors in connection with the processing of personal information. The GDPR/UK GDPR also impose strict rules on the transfer of personal information outside of the EEA/UK, and provide for the creation of supervisory authorities. If we, or any Processor engaged by us, fail to comply with the GDPR/UK GDPR, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to the greater of €20.0 million / £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Individuals also have a right to receive compensation for material or non-material damage suffered as a result of a violation of the GDPR/UK GDPR.

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

Additionally, we are governed by the California Consumer Privacy Act of 2018 as amended (“CCPA”), which also imposes certain obligations on businesses in the handling of the personal information of California residents. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA provides for significant civil penalties for violating the act. Among other things, the CCPA requires covered companies to provide disclosures to California residents and ways for such residents to opt-out of certain sales of personal information. The CCPA also provides a private right of action and statutory damages for data breaches. In addition, new legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Comprehensive data privacy laws in Colorado, Connecticut, Delaware, Florida, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Virginia and Utah are in effect; laws in Indiana, Kentucky, Maryland, Minnesota, Rhode Island and Tennessee will take effect in the second half of 2025 and in 2026. These state laws impose similar obligations on businesses and grant similar rights to consumers as is provided under the CCPA. Some obligations under these state privacy statutes remain unclear, resulting in further legal uncertainty.

The data privacy legislation discussed above exemplifies the vulnerability of our business in the evolving regulatory environment related to personal information. Other states in the U.S. have passed or are considering privacy laws, and additional countries have in recent years implemented new privacy laws. Governments may also expand current regulation or guidance or enact new regulation or guidance related to personal information that could have an impact on our business. Our ability to develop new products or features may decrease, and our compliance costs and potential liability may increase with this scattered regulatory environment.

Government Incentives

U.S. federal, state and local government bodies, as well as non-U.S. government bodies, provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, lower VAT rate and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. The market for, and customer acceptance of, on grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, is affected by the availability and size of these government subsidies and economic incentives. The disallowance or changes in government subsidies or economic incentives could have an adverse effect on our business and results of operations.

Inflation Reduction Act of 2022

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which includes extension of the investment tax credit (“ITC”) as well as a new advanced manufacturing production tax credit (“AMPTC”) to incentivize clean energy component sourcing and production in the United States, including for the production of microinverters. The IRA provides an AMPTC of 11 cents and 6.5 cents per alternating current watt for microinverters and inverters, respectively. Under the IRA, the ITC was extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Under the terms of the current extension, the ITC will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar systems, unless it is extended before that time. The IRA also included a 10% ITC for solar system components that are manufactured with a minimum threshold of domestic content. As of the date of this report, the new U.S. presidential administration announced a pause in disbursements and review of funding processes for projects supported by the 2022 IRA and the current U.S. Congress may, within the scope of its authority, take action to revise, repeal, or otherwise modify existing rules and regulations, including various tax incentives, and the impact of such on the Company remains uncertain at this time. Currently, the Inflation Reduction Act and its tax credits remain in place and would require an act of Congress to be repealed, and any changes to federal agency rules would require administrative action.

New Iterations of Net Metering in California

In December 2022, the California Public Utilities Commission (“CPUC”) approved and voted for the third iteration of net metering (“NEM 3.0”), which has been effective since April 15, 2023. The new policy reduces the compensation earned by solar customers selling extra energy to the grid by a substantial amount. The average export rate in California under NEM 3.0 is approximately $0.05/kWh to $0.08/kWh compared to the prior average of $0.25/kWh to $0.35/kWh under NEM 2.0. In November 2023, the CPUC also adopted changes to its Virtual NEM and NEM Aggregation programs that prohibit the netting of import energy charges at multi-meter commercial or agricultural properties with solar energy generated at or adjacent to those properties, except for residential account holders in a multi-family residential property. Both of these policy changes in California reduced demand for solar PV systems for the years ended December 31, 2024, and 2023, and may continue to do so for future inverter sales. However, the reduction in export compensation under NEM 3.0, coupled with rising utility rates, may encourage deployment of battery energy storage with solar PV systems and mitigate some of the demand reductions.

Environmental

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

Tigo is committed to accelerating the adoption of solar energy worldwide. We do so while promoting and complying with the latest electrical certifications and requirements that enhance the safety of installers and first responders that interact with solar PV systems. Tigo is an active member of the non-profit organization CALSSA which conducts important work to enable safe, affordable access to solar energy for communities. Tigo also works closely with partner companies in the PV industry - including inverter manufacturers, module manufacturers, engineering firms, distributors and more - to ensure compliance with safety codes and measures.

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

Human Capital Resources

As of December 31, 2024, we had 140 employees. Of these employees, 10 were engaged in operations, 30 in research and development, 74 in sales and marketing, and 26 in general and administrative roles. Of our employees, 74 were based in the Americas region, 53 were based in the EMEA region and 13 were based in the APAC region. We also engage independent contractors to support our activities.

None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

Recruitment

We rely on the success of our recruitment efforts to attract and retain technically skilled people who can support our ongoing innovation and expansion. We are an equal opportunity employer and have a policy to not discriminate based on race, religion, color, national origin, gender, sexual orientation, age, marital status, veteran status, or disability status.

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

Workplace safety and health

We prioritize our employees by offering comprehensive benefits and promoting health and wellness initiatives. We support a hybrid work model in certain regions and countries, where it aligns with our business requirements. Our commitment is to ensure the safety and health of our employees, and to contribute to the well-being of the communities we serve. This includes equipping our employees with the technology needed for optimal performance in remote settings. We will continue to actively monitor the situation throughout 2025, and we will make further changes to our business operations as may be necessary or appropriate and that we determine are in the best interests of our employees, end-customers, partners, suppliers and stockholders.

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

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website. Accordingly, investors should monitor this channel, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts. The contents of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be an inactive textual references only.

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

Risks Related to Our Business and Industry

We have a history of generating net losses, and if we are unable to control our costs or achieve adequate revenue growth, we may not achieve or maintain profitability in the future or have sufficient cash to fund our future operations.

We have a history of incurring net losses, and we may not achieve or maintain profitability in the future. We experienced net losses of $62.7 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $138.5 million. Beginning in the second half of 2023, we also experienced higher operating losses than in previous quarters, primarily as a result of higher channel inventories, order cancellations and a slowdown in the macroeconomic environment. While we did see some stabilization in the solar market during 2024, we cannot be certain that this trend will continue or other unfavorable macroeconomic conditions and market conditions will not arise, including as a result of a change in policies of the new U.S. presidential administration. As a result, we cannot accurately predict when or whether we will reach or maintain profitability. In addition, our management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. See the risk factor described under the heading, “Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or if we do not have access to sufficient capital, we may be required to terminate or significantly curtail our operations.” We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales, and marketing activities, and research and development as we continue to develop our products and services, and maintain high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as we continue to support our operations as a public company. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability or have sufficient cash to fund our future operations. Because we have a limited operating history, predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business.

Given the challenging macroeconomic conditions outlined above, the Company has in the past and may in the future take measures to preserve liquidity, including the strategic decision to restructure our operations and reduce our workforce by approximately 15% in December 2023 and by approximately 10% in April 2024. The Company closely monitors these conditions and may need to reduce operational expenditures further.

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

Our business depends on the overall demand for our solar energy hardware and software solutions and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our products and services. As a result of macroeconomic or market uncertainty, including inflation concerns, tariffs and rising interest rates, potential economic slowdowns or recessions, geopolitical conflicts, and higher inventory channels have caused and may continue to cause customers to delay purchasing our products and services or not purchase at all. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration, and we may face new risks that we have not yet identified.

Unfavorable global macroeconomic and market conditions, including higher interest rates, tariffs and inflation, have resulted in sustained periods of decreased demand. For example, starting in the second quarter of 2023, we experienced a significant decline in sales activity due to an industry-wide inventory oversupply, higher interest rates and governmental changes to net metering programs in the U.S. and Europe. While we did see some stabilization in the solar market in 2024, we cannot be certain that this trend will continue or other unfavorable macroeconomic conditions and market conditions will not arise, including as a result of a change in policies of the new U.S. presidential administration.

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

Our future success partly depends on continued demand for solar PV systems in the end-markets we serve, including residential, commercial and utility sectors across the world. The solar industry has historically been cyclical and is currently experiencing a downturn which has affected the demand for our products. Challenging business conditions, mainly as a result of overproduction, higher interest rates, and reductions in applicable governmental subsidies, have also contributed to demand decreases. For example, beginning in the second part of 2023, the solar industry began to experience a downturn, particularly in Europe, which led to a large amount of requests to cancel or delay orders and the buildup of significant backlog of our products. While we did see stabilization in the solar market throughout 2024, we cannot be certain that this trend will continue or other unfavorable macroeconomic conditions and market conditions will not arise, including as a result of a change in policies of the new U.S. presidential administration. The cancellation or deferral of product orders, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. Therefore, the solar industry may suffer significant or sustained downturns now or in the future, which has in the past and could in the future adversely affect demand for our solar products and our results of operations.

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

Depending on the product, we offer a 5-to-25-year limited warranty for our products covering defects in design, materials, workmanship, and manufacturing of our products under proper use and service conditions. Therefore, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with the earlier generation products under warranty. Our warranty accruals are based on our assumptions, and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expenses to repair or replace defective products in the future or to compensate customers for defective products.

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

During the years ended December 31, 2024 and 2023, our largest customer accounted for approximately 7.9% and 7.4%, respectively, of our annual net revenue for such period. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control. The agreements we have with some of our largest customers do not have long-term purchase commitments. While we do not believe we are dependent on any one individual customer in the long-term, the loss of, or events affecting, one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

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

Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party by providing written notice ahead of an annual renewal. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. We may also be affected by events impacting our large customers that result in them decreasing their orders with us or impairing their ability to pay for our products, whether due to a decrease in demand from the end markets they serve or the deterioration in the financial condition or bankruptcy of any such customer or the solar installers they resell to, or a significant decrease in their business. The loss of, or events affecting, one or more of our large customers has had from time to time and could in the future have a material adverse effect on our business, financial condition and results of operations.

Our products may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.

If we fail to achieve broader market acceptance of our products, there would be an adverse impact on our ability to increase our revenue, and gain market share. For example, our GO ESS line of energy storage solutions line of business has not participated in our business recovery as well as we had anticipated and we incurred inventory charges for the fourth quarter and full year 2024.

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

We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our hardware and software-enabled services, and negatively impact our business, financial condition and operating results. In particular, we are highly dependent on the services of our Chief Executive Officer and Chairman, as he possesses technical knowledge of our business, operations, and strategy. If we lose his services or if he decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be materially harmed. We also depend on the skills and knowledge of our Chief Financial Officer and Vice President of Software and Hardware R&D. We cannot assure you that we will be able to successfully attract and retain the senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the San Francisco Bay Area, where our principal offices are located.

All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled executives and employees in the technology industry is intense, and our competitors have targeted individuals in our organization that have desired skills and experience. If we are not able to continue to attract, train and retain our leadership team and our qualified employees necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. To help attract, retain and motivate our executives and qualified employees, we use stock-based incentive awards, including restricted stock units. The recent significant decline in our stock price and our cost reduction initiatives may adversely affect our ability to attract and retain highly qualified personnel, and we may experience increased attrition or we may need to provide additional cash or equity compensation to retain employees. In addition, if the value of such stock awards continues to decline and does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our executives and employees could be weakened, which could harm our business and results of operations. In addition, any future restructuring plans may adversely impact our ability to attract and retain key employees.

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

The market for on-grid applications, where solar power, on a standalone basis or paired with energy storage systems, is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government-issued subsidies and economic incentives that vary by geographic market. Because our customers’ sales of solar power are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity and could harm or halt the growth of the solar electricity industry and our business.

National, state and local government bodies in many countries, including the United States, have provided incentives in the form of feed-in tariffs (“FiTs”), NEM tariffs and related policies, rebates, tax credits, tax incentives and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems and battery energy storage systems to bolster the cost competitiveness of solar electricity in on-grid applications relative to the cost of utility power, and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, have limited funding allocations that require renewal by the applicable jurisdictional authority, or are being changed by governments due to changing market circumstances or changes to national, state or local energy policy. Further, if the ITC, AMPTC, or any other existing tax credits or incentives are reduced or eliminated as part of futures changes to the U.S. Internal Revenue Code, or changes to state law or regulatory reform initiatives by subsequent legislative or executive actions, sales of our products in North America and other markets could be adversely affected.

In addition, several European countries, including Germany, Belgium, Italy, the Netherlands and the United Kingdom, have adopted reductions in or ended their NEM or FiT programs. Certain countries have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for solar energy solutions in Europe, which could adversely impact our results of operations.

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

Among other government-established incentives, net energy metering and related policies have supported the growth of on-grid solar products, and changes to such policies may reduce demand for electricity from our solar service offerings. Net energy metering is a tariffed utility rate program that permits a consumer to sell the excess solar energy that the consumer’s solar panels produce to the electric utility company at a predetermined price. The most basic type of NEM tariff pays consumers the retail rate for electricity that their solar panels export to the grid, less certain “non-bypassable” fees paid by the consumer. However, certain states have sought to move away from retail rate-based net energy metering crediting for compensating excess solar generation. For example, in December 2022, the CPUC adopted a “NEM 3.0” policy, also known as the Net Billing Tariff, that unbundles export compensation from retail rates and instead bases it on a tool called the Avoided Cost Calculator (“ACC”), which estimates the utility costs that are avoided by exports from distributed generation for each hour of the year. The CPUC did seek to ease the transition for the solar market by adopting small “adders” to the hourly ACC export values for the first several years of the tariff. Nevertheless, these ACC-based export compensation values are significantly lower than retail rates for most hours of the year and may therefore increase payback periods, and thereby reduce demand for solar-only systems. Similarly, in November 2023, the CPUC adopted changes to its “Virtual NEM” and “NEM Aggregation” programs that prohibit multi-meter commercial or agricultural property owners from netting solar energy generated at or adjacent to those properties against import charges recorded on the meters at the property, except for residential account holders in a multi-family residential property. These types of modifications to net energy metering policies have impacted and could further harm our business, both in California, where we have derived a significant portion of historical revenues in the United States, and in other jurisdictions, if pursued there.

In August 2022, the Inflation Reduction Act of 2022 was signed into law and extended the 30% investment tax credit for installations of solar systems through the end of 2032, reduced to 26% for 2033, 22% for 2034 and 0% thereafter. The new U.S. presidential administration and/or current U.S. Congress may, within the scope of their authority, take action to revise, repeal, or otherwise modify existing rules and regulations, including various tax incentives, and the impact of such on the Company remains uncertain at this time. Currently, the Inflation Reduction Act and its tax credits remain in place and would require an act of Congress to be repealed, and any changes to federal agency rules would require administrative action. The reduction in the investment tax credit could reduce the demand for solar system solutions in the U.S. which would have an adverse impact on our business, financial condition and results of operations.

Federal, state, local and foreign tax credits, grants and other incentive programs have in the past had a positive effect on our sales since inception. However, if these programs are reduced, eliminated or expire, it could adversely affect sales of our products in the future. Reductions in incentives and uncertainty around future energy policy, including local content requirements, have in the past and could in the future negatively affect us and may continue to negatively affect our business, financial condition, and results of operations as we seek to increase our business domestically and abroad. Furthermore, electric utility companies may establish rate structures or interconnection requirements that could be harmful to the solar industry and adversely affect our sales. Additionally, our ability to expand to other countries may depend on new countries adopting and maintaining tax credits, tax incentives, NEM policies, or other programs to promote solar electricity and storage, to the extent such incentives or programs are not currently in place. Changes in incentive programs or electricity policies could negatively affect returns on our investments in the countries in which we operate as well as our business, financial condition and results of operations.

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

We are subject to risks related to environmental, social and governance (“ESG”).

We are subject to risks related to our ESG practices and our ability to comply with requested disclosures by institutional and individual investors. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact relationships with investors. We also face pressure from some in the investment community and certain public interest groups to limit the focus on ESG in our decision-making, arguing that ESG considerations do not relate to financial outcomes. Certain market participants, including major institutional investors, use third-party benchmarks or scores to measure our ESG practices in making investment decisions. Furthermore, some of our customers and suppliers evaluate our ESG practices or request that we adopt certain ESG policies as a condition of awarding contracts. In addition, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforced actions and/or private litigation. As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting.

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

We may also be negatively affected by the prospect of expanded trade restrictions between the government of the United States and where we or our partners operate. Escalating trade tensions between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our products. In addition, in early 2025 the new U.S. presidential administration imposed, or sought to impose, additional tariffs on goods imported from China, Mexico, Canada, and indicated that that it may impose substantial new or increased tariffs on foreign imports into the U.S. Any escalation of a trade war between China and the U.S., or between any other jurisdictions in which we conduct business, could potentially impact our hardware component prices and impact any plans to sell products in China and other international markets. The escalation of any “trade war” may also contribute to the rise of inflation, which may negatively affect the United States’ and global markets. At this time, it is unclear how further expanded trade restrictions may impact us or our partners, although they pose the risk of price instability and that exports of our products may become subject to retaliatory tariffs. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

.Current or future litigation or administrative proceedings could have a material adverse effect on our business, financial condition and results of operations.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act, or Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, and allowing for the expensing of certain capital expenditures. The 2020 Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, modified certain provisions of the Tax Act. In addition, on August 16, 2022, the IRA, among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations and a 1% excise tax on corporate stock repurchases by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. The change in U.S. presidential administrations raises the prospect of shifts in public policies and government incentives. Among the recent policy shifts directed by the new presidential administration is a pause in disbursements and review of funding processes for projects supported by the IRA. The exact impact of the Tax Act, the CARES Act and the IRA for future years is difficult to quantify, but these changes could materially affect our effective tax rate in future periods, in addition to any changes made by new tax legislation.

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

The growth and profitability of our GO ESS product line is dependent upon the continued decline in the cost of battery storage. Over the last decade, the cost of battery storage systems, particularly lithium-ion based battery storage systems, has declined significantly. This lower cost has been driven by advances in battery technology, maturation of the battery supply chain, the scale of battery production by the leading manufacturers and other factors. The growth of our hardware sales and related software-enabled services is dependent upon the continued decrease in the price and efficiency of battery storage systems of our OEM suppliers. If for whatever reason, our OEM suppliers are unable to continue to reduce the price of their battery storage systems, our GO ESS product line could be negatively impacted.

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

The Company has subsidiaries that conduct research and development, in addition to our Predict+ service, that are located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect us. Israel has been and is currently involved in a number of armed conflicts and is the target of terrorist activity, including threats from Hezbollah militants in Lebanon, Iranian militia in Syria, repeated attacks on civilians from Iran, and others. For example, on October 7, 2023, Hamas terrorists and members of other terrorist organizations conducted a series of attacks on Israeli civilian and military targets. Shortly following the attack, Israel declared war against Hamas, and several hundred thousand Israeli reservists were drafted to perform immediate military service. Although Israel has since agreed to cease fires with each of Hamas and Hezbollah with respect to the conflicts in the Gaza Strip and Iran, these conflicts could re-escalate if the cease fires are violated. Military conflicts at some of Israel’s borders are difficult to predict, as are its economic implications on the Company’s business and operations in Israel and on Israel’s economy in general.

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

Political uncertainty in the U.S. and jurisdictions in which we operate may have an adverse impact on business.

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

Some international areas are politically less stable than other areas and may be subject to civil unrest, conflict, insurgency, corruption, security risks and labor unrest. Political instability in areas where we operate may expose our operations to increased risks, including increased difficulty in obtaining required permits and government approvals, enforcing our agreements in those jurisdictions and potential adverse actions by local government authorities.

The political landscape in the United States is characterized by increasing polarization, uncertainty, and volatility. Political developments, including changes in leadership, shifts in policy priorities, and legislative gridlock, with increased risks of federal government shutdowns or debt defaults, could have significant implications for our business operations, regulatory environment, and financial performance. The unpredictability of the political environment poses challenges in anticipating and mitigating risks effectively.

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

For example, in the last quarter of 2023, costs increased again due to geopolitical tensions in the Middle East. Specifically, actions by the Houthi rebel group in Yemen disrupted international shipping lanes in the Red Sea, necessitating the rerouting of commercial ships away from the Suez Canal to longer alternative routes. While we have seen costs stabilize throughout 2024, if we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted.

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

We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal information in the different jurisdictions in which we operate, including comprehensive regulatory systems in the U.S. and Europe. In addition to the Federal Trade Commission Act (“FTC Act”), which generally regulates the data privacy and cybersecurity practices of businesses as consumer protection, California enacted the CCPA, which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA has been amended from time to time, including by the California Privacy Rights Act (“CPRA”), which was approved by California voters in the November 3, 2020 election. The CPRA significantly modified the CCPA, including by establishing particular consumer rights with respect to certain sensitive personal information. The CPRA also created a new state agency vested with authority to enforce the CCPA and implement regulations under the CCPA. It remains unclear what, if any, further modifications will be made to the CCPA or how such legislation will be interpreted. In addition, new legislation proposed or enacted in other states will continue to shape the data privacy environment nationally. Comprehensive data privacy laws in Colorado, Connecticut, Delaware, Florida, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah and Virginia have been enacted and are in effect; laws in Indiana, Kentucky, Maryland, Minnesota, Rhode Island, and Tennessee will take effect in the second half of 2025 or in 2026. These state laws impose similar obligations on businesses and grant similar rights in consumers as is provided under the CCPA but some obligations under these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with these and other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations.

The SEC requires cybersecurity disclosures about cybersecurity incidents and risk management. The SEC Cybersecurity Rules mandate that we report a cybersecurity incident on a Form 8-K within four days after we determine that the incident is material. See Item 1C, “Cybersecurity,” for further information about our processes for assessing, identifying and managing material cybersecurity risks, any risks from cybersecurity threats, the Board of Directors’ oversight of risks from cybersecurity threats, and management’s role in assessing and managing the registrant’s material risks from cybersecurity threats. Additionally, all 50 states have laws requiring businesses to provide notification of certain breaches of personal information to affected individuals, state agencies and others.

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

The GDPR/UK GDPR also impose strict requirements on the transfer of personal information out of the EEA/UK to the United States and other third countries. Organizations in the EEA may transfer personal information to U.S. companies (and companies based in other third countries) on the basis of the new standard contractual clauses (“updated SCCs”) published by the European Commission in 2021. In addition, on July 10, 2023 the European Commission adopted an adequacy decision regarding the EU-U.S. Data Privacy Framework (“DPF”) which allows organizations in the EEA to transfer personal information to U.S. companies that self-certify to the DPF (which forgoes the need to implement the updated SCCs). The UK Information Commissioner’s Office has also issued new data transfer agreements: a UK Addendum to the updated SCCs; and a standalone International Data Transfer Agreement (“UK IDTA”), and, effective on October 12, 2023, the UK adopted the UK-U.S. Data Bridge, that largely applies the DPF in the context of transfers of personal data from the UK to companies in the United States that participate in the DPF and the Data Bridge extension. Presently, the primary means of validly transferring personal information from the EEA/UK to the United States are the DPF/Data Bridge and the updated SCCs/UK Addendum/UK IDTA, which should be supported by a transfer impact assessment detailing the risks to the personal information that have been transferred according to the application of local laws in the jurisdiction to which they are being transferred. Where personal information is transferred without updated SCCs/UK Addendum/UK IDTA in place, and/or any other valid transfer mechanism, this creates a risk of enforcement action for non-compliance with the requirements of the GDPR/UK GDPR.

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

The NIS Directive was repealed effective October 18, 2024, and replaced with Directive (EU) 2022/2555 (the “NIS 2 Directive”). The implementation of the NIS 2 Directive, and repeal of the NIS Directive, does not impact the UK NIS Regulations because the UK is no longer an EU Member State. The NIS 2 Directive imposes a more robust range cybersecurity obligations than the NIS Directive, including a list of minimum cybersecurity measures that must be adopted. In addition, the management body of an entity subject to the EU Member State law implementing the NIS 2 Directive may be held liable for non-compliance. The NIS 2 Directive provides that national cybersecurity authorities have a more extensive array of enforcement tools at their disposal, have greater access to information, and benefit from a more considered approach to cross-border and regulatory cooperation. The NIS 2 Directive also establishes consistent minimum standards with respect to regulatory oversight, enforcement, and sanctions. Although the NIS 2 Directive broadens the range of specific cybersecurity measures that in-scope entities must adopt, these measures only represent minimum requirements. EU Member States may impose more stringent requirements on in-scope entities with respect to cybersecurity than provided for under the text of the NIS 2 Directive. This could lead to divergences in approach and make compliance more challenging and costly for multinational organizations with exposure to national laws implementing the NIS 2 Directive across Member States. Organization’s subject to the EU Member State laws implementing the NIS 2 Directive may be subject to fines capped at the greater of: (i) at least €10 million or (ii) 2% of total annual worldwide turnover. Notwithstanding that the NIS Directive has been repealed, the majority of EU Member States have not yet implemented the NIS 2 Directive in domestic legislation. As such, multinational organizations with exposure to the laws of several Member States may be subject to both: (i) national laws implementing the NIS Directive in Member States where the NIS 2 Directive has not yet been implemented; and (ii) national laws implementing the NIS 2 Directive.

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

Our gross margins are impacted by our ability to continue to reduce our cost structure and the continuous pressure we face to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.

The solar power industry has been characterized by declining product prices over time. We must continue to reduce the costs of production, installation and operation of our solar energy hardware and software solutions to expand our market and remain competitive. We have reduced the prices of our products in the past, and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. We have reduced our prices ahead of planned cost reductions of our products, which has adversely affected our gross margins. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. If our competitors are able to drive down their manufacturing costs faster than we can or increase the efficiency of their products, our products may become less competitive even when adjusted for efficiency, and we may be forced to sell our products at a price lower than our cost. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets.

If we are unable to effectively execute our cost reduction roadmap, or offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, we may not be able to remain price competitive which would result in lost market share and our gross margins would continue to be adversely affected.

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

In addition, we incorporate open-source software code in our proprietary software. Use of open-source software can lead to greater risks than use of third-party commercial software, since open-source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Further, companies that incorporate open-source software into their products have, from time to time, faced claims challenging their use of open-source software and compliance with open-source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute open-source software as part of their products to publicly disclose all or part of the source code in their software and make any derivative works of the open-source code available for limited fees or at no cost. Although we monitor our use of open-source software, open-source license terms may be ambiguous, and many of the risks associated with the use of open-source software cannot be eliminated. If we were found to have inappropriately used open-source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain products in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Furthermore, if we are unable to obtain or maintain licenses from third parties or fail to comply with open-source licenses, we may be subject to costly third party claims of intellectual property infringement or ownership of our proprietary source code. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of the above could harm our business and put us at a competitive disadvantage.

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

Emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm of our business.

Our development and use of artificial intelligence (“AI”) technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving, and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on us. This includes actual and pending orders and laws by the U.S. federal government, the European Union and other jurisdictions in which we operate. Emerging regulations may also pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action or increased scrutiny or liability, and may damage our reputation or otherwise materially harm our business.

Risks Related to Our Financial Condition and Liquidity

We will likely require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to sustain and grow our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through financing transactions such as the issuance of bonds, convertible promissory notes and loans, and sales of convertible preferred stock. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations, service our indebtedness, including the Convertible Promissory Note, or invest in the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. In particular, the current disruption in the global financial markets may reduce our ability to access capital and negatively affect our liquidity in the future. The Company intends to secure additional funding from either public or private financing sources, however as the plans are outside of management’s control, the Company cannot ensure they will be effectively implemented. If adequate funds are not available on acceptable terms, or at all, we may be unable to fully fund our ongoing operations, service our indebtedness, including the Convertible Promissory Note, or invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends to holders of our common stock. If we undertake discretionary financing by issuing equity securities, our stockholders may experience substantial dilution. For example, in November 2024, we entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $14.2 million, from time to time, through the Sales Agent in transactions deemed to be “at-the-market” offerings under federal securities laws (the “2024 ATM Program”). We may sell common stock, convertible securities or other equity securities in one or more transactions at a price per share that is less than the price per share paid by current stockholders, including through the 2024 ATM Program. If we sell common stock, convertible securities, or other equity securities in more than one transaction, stockholders may be further diluted by subsequent sales. Additionally, future equity financings may result in new investors receiving rights superior to our existing stockholders. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

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

The Convertible Note matures on January 9, 2026. At maturity, unless converted at the election of the holder or redeemed by us with the consent of the holder, we will need to repay the principal amount under the Convertible Note. As of December 31, 2024, the conversion price of the Convertible Promissory Note is higher than the price at which our shares of common stock have traded on Nasdaq since August 2023, therefore we do not currently expect that the holder will elect to convert the Convertible Promissory Note into shares of our common stock. As of December 31, 2024, we have not generated sufficient funds, and we may not otherwise be able to generate sufficient funds or maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Note, and our cash needs may increase in the future.

Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or if we do not have access to sufficient capital, we may be required to terminate or significantly curtail our operations.

As described under “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition—Liquidity and Capital Resources” in this Annual Report on Form 10-K, based on their assessment, our management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for the reasons stated under Note 2. “Significant Accounting Policies—Liquidity and Management's Plan,” in Part II, Item 8 of this Annual Report on Form 10-K. As of the date of this filing, management determined as a result of the evaluation that the Company does not have sufficient cash, cash equivalents and marketable securities to repay the $50.0 million in principal amount of the Convertible Promissory Note that is due at maturity on January 9, 2026. Management continues to explore options to refinance the Convertible Promissory Note prior to maturity and/or raise additional capital through equity financing, including through the use of the ATM, in order to supplement the Company’s liquidity and help satisfy its obligations over the next twelve months. However, the amount available to be raised under the ATM is limited by regulations pertaining to shelf registrations by non-accelerated filers and the maximum amount that may be raised thereunder would not be sufficient to repay the Convertible Promissory Note. The Company's ability to raise capital is also constrained by the price of and demand for the Company's common stock. Additional capital may not be available on favorable terms or at all and, to the extent it is obtained, it would likely have rights, preferences, and privileges senior to those of holders of our common stock and would further dilute our current stockholders. The inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could also materially adversely affect our stock price and our ability to raise new capital. There can be no assurance that the Company will be able to refinance the Convertible Promissory Note, raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy its obligations over the next twelve months and as of the date of this report, we believe that our existing cash resources and additional sources of liquidity are not sufficient to support planned operations for one year after the filing date of this Annual Report on Form 10-K. If adequate capital is not available to us in the amounts needed, we could be required to terminate or significantly curtail our operations in which case our investors could lose some or all of their investment.

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

If we overestimate demand for our products, or if purchase orders are canceled or shipments are delayed, we may have excess inventory that we cannot sell. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. For example, our GO ESS line of energy storage solutions line of business has not participated in our business recovery as well as we had anticipated, and we incurred inventory charges for the fourth quarter and full year 2024. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share, damage relationships with our distributors and end customers and forgo potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in light of our outsourced manufacturing processes, which could prevent us from fulfilling orders in a timely and cost-efficient manner or at all. In addition, if we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. For example, we incurred inventory charges for the fourth quarter and full year 2024 of $19.5 million and $23.5 million, respectively, primarily for excess and slow-moving inventory within our GO ESS line of energy storage solutions, reflecting the fact that this business line has not participated in our business recovery as well as we had anticipated. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.

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

The issuance of common stock upon conversion of the Convertible Note could substantially dilute your investment and could impede our ability to obtain additional financing.

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

We expect to continue to incur significant legal and financial costs to comply with the rules and regulations applicable to public companies, which can make some activities more time-consuming and costly. If these requirements divert the attention of the Company’s management and personnel from other business concerns, they could have a material adverse effect on the Company’s business, financial condition and results of operations. The increased costs will decrease the Company’s net income or increase the Company’s net loss, and may require the Company to reduce costs in other areas of the Company’s business or increase the prices of the Company’s services. The Company cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for the Company to attract and retain qualified persons to serve on its board of directors, board committees or as executive officers.

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

Fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. The trading price of the Company’s securities has been, and could continue to be, volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. During the year ended December 31, 2024, the price of our common stock ranged from a low of $0.79 to a high of $2.04. Any of the factors listed below could have a material adverse effect on your investment in our securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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
•
sales of substantial amounts of the Company’s common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions, such as recessions, changes in interest rates, changes in fuel prices, international currency fluctuations, an escalation of sanctions, tariffs, or other trade tensions between the U.S. and China, Mexico, Canada and/or other countries and acts of war or terrorism.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, the minimum closing bid price requirement or the minimum stockholders’ equity requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

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

Effective internal controls over financial reporting are necessary for the Company to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause the Company to fail to meet its reporting obligations. In addition, any testing by the Company conducted in connection with Section 404 of the Sarbanes-Oxley Act (“Section 404”) or any subsequent testing by the Company’s independent registered public accounting firm, may reveal deficiencies in the Company’s internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to the Company’s financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s common stock.

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

As of December 31, 2024, the Company’s directors and executive officers beneficially owned, directly or indirectly, in the aggregate, approximately 16,845,311 shares of common stock, representing an aggregate of approximately 27.7% of the combined voting power of the Company’s outstanding capital stock (excluding any options or other securities exercisable for common stock). As a result, in addition to their day-to-day management roles, the Company’s executive officers and directors are able to exercise significant influence on the Company’s business as stockholders, including influence over election of members of the board of directors and the authorization of other corporate actions requiring stockholder approval.

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

Our information technology management team has over two decades of experience in the technology industry in developing security strategies, playing a pivotal role in incident identification, leading security teams, and managing risks across various industries.

Governance and Oversight

Cybersecurity governance at the Company involves executive and Board oversight. Our Board of Directors considers cybersecurity risks as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee regularly receives updates from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with less impact potential. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity.

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

Employee Training and Awareness

Recognizing the importance of human factors in cybersecurity, the Company invests in employee training and awareness programs. Our efforts are particularly focused on common threats, such as phishing attacks, and we require all employees to complete annual cybersecurity training to stay informed about emerging and evolving cybersecurity threats.

Third-Party Service Providers

We work with third parties that help us identify, assess, and manage cybersecurity risks, including professional services firms, consulting firms, threat intelligence service providers, and penetration testing firms.

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

In addition to our corporate headquarters, we also lease office and sales support spaces in China, Israel, Thailand, Philippines, and Italy for our subsidiaries and local offices.

We outsource all manufacturing to contract manufacturers and currently do not own or lease any manufacturing facilities.

We believe that our existing properties are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available.

Item 3. Legal Proceedings.

The information required by this Item is provided under “Commitments and Contingencies,” in Note 10 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on Nasdaq Stock Market, where prices are quoted under the symbol “TYGO”.

Holders of Record

As of March 17, 2025, there were 108 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes holders of our common stock whose shares of common stock are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

Except as noted below, the Company did not issue any equity securities during the year ended December 31, 2024, that were not registered under the Securities Act of 1933, as amended.

On January 25, 2023, Legacy Tigo acquired 100% of the equity interests of fSight. Under the terms of the purchase agreement, total consideration amounted to $13.2 million which consisted of 5,598,751 shares of Legacy Tigo’s common stock (which represents 1,306,385 shares of common stock on an as-converted basis as a result of the Business Combination) issued at closing, up to 737,233 shares of Legacy Tigo’s common stock (which represents up to 172,022 shares of common stock on an as-converted basis as a result of the Business Combination) be issued 12 months from closing and up to 368,617 shares of Legacy Tigo’s common stock (which represents up to 86,011 shares of common stock on an as-converted basis as a result of the Business Combination) to be issued 18 months from closing (collectively with the shares to be issued at 12 months “Contingent Shares”). In addition to the consideration in the purchase agreement, there is an additional $0.5 million in consideration related to a loan that the Company issued to fSight prior to the Acquisition Closing Date, for a total consideration transferred of $13.7 million. The loan payable was deemed settled immediately following the Acquisition Closing Date.

Under the terms of the purchase agreement, the Company issued 1,306,385 shares of common stock at closing on January 25, 2023, 166,271 shares of common stock on January 25, 2024 and 86,017 shares of common stock on July 25, 2024 (the 12 and 18 month anniversaries of the closing, respectively) to certain former equity holders of fSight.

These shares were issued in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

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

Business Overview and 2024 Full Year Results

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

Demand for Products. The demand for our products in Europe and the United States experienced a notable slowdown beginning in the second quarter in 2023 and has continued into 2024. Although our net revenue has increased on a sequential basis in each quarter of 2024, our year-to-date results remain substantially lower than the comparable period in the prior year. In Europe, the slowdown was primarily due to elevated inventory levels with distributors and an overall channel inventory correction as they responded to a slower demand environment. Additionally, there has been uncertainty surrounding the net energy metering policies and solar export penalties in the European markets, such as Germany, Belgium, Italy and the United Kingdom, which also contributed to the overall slowdown in demand in Europe. In the United States, the slowdown was primarily attributable due to higher interest rates than recent prior periods and the transition from the second iteration of net metering (“NEM 2.0”) to the third iteration of net metering (“NEM 3.0”) in California.

As a result of these factors, we recognized inventory charges of $23.5 million to write down inventories to their estimated net realizable value for the year ended December 31, 2024. These charges were primarily related to excess and slow-moving inventory within the GO ESS line of energy storage solutions. See Note 9, “Supplementary Balance Sheet and Geographic Information,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

In addition, in response to the factors noted above, we reduced staffing levels across all geographies in December 2023 by approximately 15%, and in April 2024 by approximately 10%.

Further write-downs of inventories and additional cost reduction measures in future quarters could occur if market conditions do not improve or further deteriorate which could continue to have an adverse effect on our results of operations in 2025.

Unfavorable Macroeconomic and Market Conditions. The global macroeconomic and market uncertainty, including higher interest rates and inflation, has caused disruptions in financial markets and may continue to have an adverse effect on the U.S. and world economies. Since the second quarter of 2023, we have experienced a significant number of customer requests to delay purchase order deliveries and a smaller number of purchase order cancellations and returns. Other customers may decide to delay purchasing our products and services or not purchase at all. A tighter credit market for consumer and business spending could, in turn, adversely affect the spending levels of installers and end users and lead to increased price competition for our products. Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, have adversely affected, and could continue to adversely affect our business, results of operations and financial condition.

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

The following table sets forth these metrics for the periods presented:

	Year Ended December 31,		Change in
(in thousands, except percentages)	2024	2023	$	%
Net revenue	$54,014	$145,233	$(91,219)	(62.8)%
Gross (loss) profit	$(4,156)	$51,309	$(55,465)	(108.1)%
Gross margin	(7.7)%	35.3%
Operating loss	$(51,997)	$(8,275)	$(43,722)	(528.4)%
Net loss	$(62,746)	$(984)	$(61,762)	(6,276.6)%

Gross (Loss) Profit and Gross Margin

We define gross (loss) profit as total net revenue less cost of revenue, and define gross margin expressed as a percentage, as the ratio of gross profit to revenue. Gross (loss) profit and margin can be used to understand our financial performance and efficiency and allow investors to evaluate its pricing strategy and compare it against competitors. We use these metrics to make strategic decisions identifying areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward.

Key Components and Comparison of Results of Operations

Net Revenue

We generate revenue primarily through the sale of our hardware products, SaaS platform, Predict+, our web-based monitoring services and royalties. Our revenue model is structured around the delivery of fully functional hardware products at the time of shipment, requiring no further modification for customer use. These products are sold primarily to distributors who then resell to end users, with our revenue recognition practices ensuring that revenue is recognized when control of the products is transferred to the customer.

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

Years ended December 31, 2024 and 2023

	Year Ended December 31,		Change in
(in thousands, except percentages)	2024	2023	$	%
Net revenue	$54,014	$145,233	$(91,219)	(62.8)%

Net revenue decreased by $91.2 million or 62.8% for the year ended December 31, 2024, as compared to the same period in 2023. The decrease is primarily due to the solar industry experiencing a broad-based slowdown starting in the second half of 2023 in both the U.S. and European markets, which resulted in elevated inventory levels with distributors and installers, and as a result the overall demand for our products and services decreased as distributors and installers responded to this slower demand environment. Please see the section below for a discussion of the factors influencing the fluctuations in net revenue for each of our geographic regions.

	Year Ended December 31,		Change in
(in thousands, except percentages)	2024	2023	$	%
EMEA	$32,593	$109,301	$(76,708)	(70.2)%
Americas	13,132	25,171	(12,039)	(47.8)%
APAC	8,289	10,761	(2,472)	(23.0)%
Total net revenue	$54,014	$145,233	$(91,219)	(62.8)%

•
EMEA – Net revenue for the EMEA region decreased by $76.7 million or 70.2% for the year ended December 31, 2024, as compared to the same period in 2023. We saw increased revenues in the region beginning in 2022 and through the first half of 2023 primarily due to higher energy prices following the onset of the armed conflict in Ukraine. Beginning in the second half of 2023 and continuing into 2024, the industry experienced a broad-based slowdown as higher interest rates, policy changes, and elevated inventory levels at distributors and installers reduced demand for solar solutions in the region.
•
Americas – Net revenue for the Americas region decreased by $12.0 million or 47.8% for the year ended December 31, 2024, as compared to the same period in 2023. The decrease is primarily due to lower demand for our solutions as a result of higher interest rates and the transition from NEM 2.0 to NEM 3.0 in California.

•
APAC – Net revenue for the APAC region decreased by $2.5 million or 23.0% for the year ended December 31, 2024, as compared to the same period in 2023. The decrease was primarily driven by a $2.2 million decline in sales in China which is primarily attributable to higher interest rates impacting investment decisions and new entrants to the MLPE market, including low-cost Asian manufacturers.

Cost of Revenues and Gross Profit

Our cost of revenues consists primarily of product costs, warranty costs, and logistics costs, as well as inventory write-downs, shipping and handling costs, hosting service costs related to the monitoring service, and depreciation and amortization of manufacturing test equipment. We outsource our manufacturing to third-party contract manufacturers and negotiate product pricing on a quarterly basis. Our product costs are affected by the advancement of technology in both our hardware and services, economies of scale resulting in lower component costs, and improvements in our overall manufacturing and production processes.

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

	Year Ended December 31,		Change in
(in thousands, except percentages)	2024	2023	$	%
Cost of revenue	$58,170	$93,924	$(35,754)	(38.1)%
Gross (loss) profit	$(4,156)	$51,309	$(55,465)	(108.1)%
Gross margin	(7.7)%	35.3%

Years ended December 31, 2024 and 2023

Cost of revenue decreased by $35.8 million or 38.1% for the year ended December 31, 2024, as compared to the same period in 2023. The decrease is primarily due to a 62.8% decline in net revenues for the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily offset by inventory charges of $23.5 million during the year ended December 31, 2024, primarily due to excess and slow-moving inventory within the GO ESS line of energy storage solutions as a result of the macroeconomic factors noted above.

Gross profit decreased from $51.3 million for the year ended December 31, 2023, to a gross loss of $4.2 million for the year ended December 31, 2024, a decrease of $55.5 million or 108.1%. Gross margin decreased by 43.0 percentage points for the year ended December 31, 2024, as compared to the same period in 2023. The decreases are primarily due to inventory reserve charges of $23.5 million during the year ended December 31, 2024 primarily due to excess and slow-moving inventory within the GO ESS line of energy storage solutions and lower sales volume due to the unfavorable macroeconomic and market conditions noted above, in addition to sales promotions and discounts related to our GO ESS product line.

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

Research and Development

Research and development expenses consist of personnel-related expenses and facility-related expenses. Research and development employees are primarily engaged in the design and development of our MLPE, GO ESS solutions and Predict+. We devote substantial resources to research and development programs that focus on enhancements to, and cost efficiencies in, our existing products or services and timely development of new products and services that utilize technological innovation to drive down product costs, improve functionality and enhance reliability. We intend to continue to invest appropriate resources in our research and development efforts because we believe they are critical to maintaining our competitive position.

	Year Ended December 31,		Change in
(in thousands, except percentages)	2024	2023	$	%
Research and development	$9,860	$9,496	$364	3.8%
Percentage of net revenue	18.3%	6.5%

Years ended December 31, 2024 and 2023

Research and development expense increased by $0.4 million or 3.8% for the year ended December 31, 2024, as compared to the same period in 2023. The increase was primarily driven by an increase in consulting and personnel-related stock-based compensation expenses, and is partially offset by a decrease in payroll related expenses from a lower headcount during the year ended December 31, 2024, compared to the same period in 2023.

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

	Year Ended December 31,		Change in
(in thousands, except percentages)	2024	2023	$	%
Sales and marketing	$16,921	$21,281	$(4,360)	(20.5)%
Percentage of net revenue	31.3%	14.7%

Years ended December 31, 2024 and 2023

Sales and marketing expense decreased by $4.4 million or 20.5% for the year ended December 31, 2024, as compared to the same period in 2023. The decrease was primarily due to reduced payroll and travel expenses resulting from a lower headcount by $5.1 million, and was partially offset by an increase in personnel-related stock-based compensation expenses by $0.9 million.

General and Administrative

General and administrative expense consist primarily of personnel-related expenses for our executive, finance, human resources, information technology and legal organizations, facilities costs, and fees for professional services. Fees for professional services consist primarily of outside legal, accounting and information technology consulting costs.

	Year Ended December 31,		Change in
(in thousands, except percentages)	2024	2023	$	%
General and administrative	$21,060	$28,807	$(7,747)	(26.9)%
Percentage of net revenue	39.0%	19.8%

Years ended December 31, 2024 and 2023

General and administrative expense decreased by $7.7 million or 26.9% for the year ended December 31, 2024, as compared to the same period in 2023. The decrease is primarily due to a decline of bad debt expense associated with our accounts receivable by $5.6 million, a decrease in legal expense by $4.4 million which was higher in 2023 due to the Business Combination, as defined below, and is partially offset by an increase in personnel-related stock-based compensation expenses by $2.6 million.

Other Expenses (Income), Net

Other expenses (income), net, primarily consist of interest income earned on our cash and short term investments, realized gains and losses on short-term and long-term marketable securities, interest expense and fees under our convertible note, non-cash interest expense related to the amortization of debt issuance costs, and non-cash charges recognized for the change in fair value of our convertible notes embedded derivative, and convertible preferred stock warrants and losses or gains on debt extinguishment. Refer below for further details on the separate components of other (income) expenses, net.

	Year Ended December 31,		Change in
(in thousands, except percentages)	2024	2023	$	%
Change in fair value of preferred stock warrant and contingent shares liability	$(152)	$(1,109)	$957	(86.3)%
Change in fair value of derivative liability	—	(12,247)	12,247	100.0%
Loss on debt extinguishment	—	171	(171)	(100.0)%
Interest expense	11,420	8,115	3,305	40.7%
Interest income	(867)	(2,322)	1,455	(62.7)%
Other expenses (income), net	245	(37)	282	762.2%
Total other expenses (income), net	$10,646	$(7,429)	$18,075	243.3%

Years ended December 31, 2024 and 2023

Change in fair value of preferred stock warrant and contingent shares liability decreased by $1.0 million or 86.3% for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to a decrease in mark-to-market expense associated with the contingent shares related to the fSight acquisition as a result of a reduction in the number of contingent shares issued in 2024 compared to the same period in 2023, which included the maximum number of contingent shares that we could have been required to issue. The final tranche of the contingent shares was released on July 25, 2024. See Note 4, “Acquisition of Foresight Energy, Ltd.,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

The change in fair value of derivative liability for the year ended December 31, 2023, is related to the Convertible Promissory Note which contained conversion options that met the requirements for separate accounting and was accounted for as a convertible note derivative liability. The derivative instrument was recorded at fair value upon recognition on the Merger Date and was subject to remeasurement at the end of the reporting period. On September 24, 2023, we entered into the Convertible Note Amendment (as defined above) with L1 Energy (as defined above) to modify the conversion terms of the Convertible Promissory Note and, as a result of such amendment, the conversion options no longer meet the requirements to be bifurcated in accordance with ASC Topic 815, “Derivatives and Hedging”. See Note 9, “Long-Term Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

The loss on debt extinguishment for the year ended December 31, 2023, is primarily related to the repayment of our Series 2022-1 Notes.

Interest expense increased by $3.3 million or 40.7% for the year ended December 31, 2024, as compared to the same period in 2023. This increase is primarily due to the timing of the amortization of the debt discount of $23.5 million that was recorded upon the bifurcation of the conversion options at the time of the Business Combination. Please see Note 9, “Long-Term Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Interest income decreased by $1.5 million or 62.7% for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to a lower balance of marketable securities available to generate interest income in 2024 compared to the same period in 2023.

Other income, net of $37,000 decreased to other expenses, net of $0.2 million for the year ended December 31, 2024, as compared to the same period in 2023. This is primarily due to a reduction of finance fees charged to customers for the year ended December 31, 2024, compared to same period in 2023.

Liquidity, Going Concern and Capital Resources

As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents and marketable securities of $19.9 million and total working capital, which we define as current assets less current liabilities, of $36.3 million. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments and the repayment of our Convertible Promissory Note (as defined below) due in January 2026.

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“Subtopic 205-40”), we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Convertible Promissory Note, which has an aggregate principal amount outstanding of $50.0 million as of December 31, 2024, has a maturity date of January 9, 2026. See Note 9, “Long-Term Debt,” of the notes to consolidated financial statements for additional information regarding the Convertible Promissory Note. Management determined as a result of this evaluation, our current cash, working capital position, and upcoming maturity date of its Convertible Promissory Note, raises substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Our plan is to continue exploring options for raising additional capital through a combination of equity financing to supplement our liquidity and/or refinancing of the Convertible Promissory Note. Our ability to raise capital may be constrained by the price of and demand for our common stock. Additional capital may not be available on favorable terms or at all, and could further dilute our current stockholders. Management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. There can be no assurance that we will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy its Convertible Promissory Note obligation in January 2026.

The consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At-the-market offering. In November 2024, we entered into the ATM Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $14.2 million, from time to time, through the Sales Agent in transactions deemed to be “at-the-market” offerings under federal securities laws (the “2024 ATM Program”). The offering of Shares pursuant to the ATM Agreement will terminate upon (a) five business days’ advance notice from us to the Sales Agent or five business days’ advance notice from the Sales Agent to us or (b) otherwise by mutual agreement of the parties pursuant to the terms of the ATM Agreement. Sales under the 2024 ATM Program are subject to a maximum commission of up to 3.0% of the gross proceeds per share sold through the Sales Agent.

During the year ended December 31, 2024, a total of 16,336 shares of common stock were issued pursuant to the Sales Agreement for aggregate gross proceeds of approximately $17,000, before deducting commissions and offering expenses payable by us. At December 31, 2024, $14.2 million remained available under the ATM Agreement. Refer to Note 11, in Part II, Item 8 of this Annual Report on Form 10-K for more information on the at-the-market offering.

Convertible Note. As of December 31, 2024, our Convertible Note obligation was $50.0 million. Upon conversion of the Convertible Note due in January 2026, we would need to pay cash or issue shares of common stock equal to the aggregate principal amount of the Convertible Note to be converted. As noted above, there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued due to the upcoming maturity date of the Convertible Note. Management continues to explore options to address the substantial doubt, however there can be no assurance that we will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy the Convertible Promissory Note obligation. Refer to the section above for more information regarding our going concern analysis and management’s plan to address the substantial doubt. Refer to Note 9, in Part II, Item 8 of this Annual Report on Form 10-K for more information on our outstanding Convertible Note.

Operating Leases. We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year 2029, with our most significant leases relating to our facilities in Campbell, California and Ra’anana, Israel. As of December 31, 2024, we had total lease obligations of $1.6 million recorded on our consolidated balance sheet.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(12,354)	$(37,222)
Net cash provided by (used in) investing activities	19,756	(30,914)
Net cash (used in) provided by financing activities	(61)	34,824
Net increase (decrease) in cash and cash equivalents	$7,341	$(33,312)

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

Cash Flows Used in Operating Activities

Operating cash flows consists primarily of net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Cash used in operating activities decreased by $24.8 million in the year ended December 31, 2024, as compared to the same period in 2023. The decrease in cash used in operating activities was primarily driven by a decrease in inventory purchases, in addition to inventory charges for excess and slow-moving inventory within our GO ESS line of energy storage solutions.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $19.8 million for the year ended December 31, 2024, which is primarily attributable to the sale and maturities of marketable securities and was partially offset by the purchase of additional marketable securities and property and equipment. Net cash used in investing activities was $30.9 million for the year ended December 31, 2023, which is primarily attributable to the purchase of marketable securities and property and equipment and was partially offset by the sale and maturities of marketable securities.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $61,000 for the year ended December 31, 2024, which is primarily attributable to the payments of offering costs related to our at-the-market offering and payments of tax withholdings on stock options. This was partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities was $34.8 million for the year ended December 31, 2023, which is primarily attributable to proceeds of $50.0 million from the Convertible Promissory Note, proceeds of $3.7 million from the redemptions of common stock warrants and proceeds of $2.2 million from the Business Combination, which was partially offset by the $20.8 million repayment of the Series 2022-1 Notes.

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

We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the global impact of inflation, interest rate fluctuations, new regulations, and geopolitical conflicts. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. For a description of our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies,” in Part II, Item 8 of this Annual Report on Form 10-K. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

If estimates regarding customer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to potential losses. For example, we incurred inventory charges for the year ended December 31, 2024 of $23.5 million, primarily for excess and slow-moving inventory within our GO ESS line of energy storage solutions, reflecting the fact that this business line has not performed as well as was originally forecasted due to the macroeconomic factors noted above.

See Note 2 and Note 8 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to inventory valuation.

Product Warranties

We provide a standard limited product warranty for our solar products against defects in materials and workmanship under normal use and service conditions. Our standard warranty period is 25 years for our MLPE devices, 12.5 years for our inverters, and 11 years for our batteries. Other products are sold with standard limited warranties that typically range in duration from five to ten years. In addition, customers in the United States can purchase extended warranties for inverters that extend the warranty period up to 25 years.

Our products are designed to meet the warranty periods, and our reliability procedures cover component selection, design, accelerated life cycle tests, and end-of-manufacturing line testing. However, since our history in selling MLPE devices, batteries, inverters and other hardware is shorter than the warranty period, the calculation of warranty provisions is inherently uncertain.

We accrue estimated warranty costs at the time of sale based on anticipated warranty claims, which are estimated based on actual historical warranty claims experience. Warranty provisions, computed on a per-unit sold basis, are based on our best estimate of such costs and are included in our cost of revenues. The warranty obligation is determined based on actual and predicted failure rates of the products, cost of replacement and service and delivery costs incurred to correct a defective product. Our warranty obligation requires management to make assumptions regarding estimated failure rates and replacement costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations. Warranty obligations are classified as short-term and long-term warranty obligations, based on the period in which the warranty is expected to be claimed. The product warranty liability (short and long-term) was $5.8 million and $5.6 million, for the years ended December 31, 2024, and 2023, respectively.

See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to product warranty.

Impairment of Long-Lived Assets and Intangibles

We review our long-lived assets, which consist of property and equipment and operating lease right of use assets, for impairment when specific triggering events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying cost amount or fair value less cost to sell. No impairment losses were identified for the years ended December 31, 2024, and 2023.

We evaluate the recoverability of finite-lived intangible assets for impairment whenever there are triggering events or circumstances that may indicate the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment losses were identified for the years ended December 31, 2024, and 2023.

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

The valuation of long-lived assets and finite-lived intangible assets inherently involves a degree of uncertainty, particularly as it relates to our future undiscounted cash flows and performance. Beginning in the second half of 2023 and continuing into 2024, we saw a decrease in cash flow generation primarily due to being affected by an industry-wide inventory oversupply, higher interest rates, and other macroeconomic trends. These considerations were factored into the 2024 annual impairment analysis, and we did not believe this has led to impairment of long-lived assets or finite-lived intangible assets, as of the assessment date. If these macroeconomic trends, noted above, persists into 2025, there is a possibility that we may record impairment charges against these assets. We closely monitor these conditions and are prepared to perform interim impairment tests, as applicable, should there be indications of triggering events leading to impairment.

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

2.
If we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative fair value test is performed. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized.

As we operate as a single reporting unit, with a centralized business model, we used the market approach to estimate the fair value of the reporting unit. The market approach allows the use of the market price of an individual equity security at the assessment date to calculate the fair value of the reporting unit. We used the closing stock price at the date of assessment to calculate our fair value. As we are considered one reporting unit, we used the consolidated balance sheet to derive the carrying amount of the reporting unit, with the inclusion of goodwill.

We complete the required annual testing of goodwill impairment for the reporting unit in the fourth quarter of each year to determine if goodwill should be impaired. During the year ended December 31, 2024, no impairment of goodwill has been identified. For the annual test impairment test that was conducted in the fourth quarter of 2024, fair value exceeded the carrying value by 531.5%.

The valuation of goodwill inherently involves a degree of uncertainty, particularly as it relates to our stock price and the calculation of our fair value. Throughout 2024, our stock price has decreased primarily due to our performance being affected by an industry-wide inventory oversupply, higher interest rates, and other macroeconomic trends. Additionally, should our share price continue to decline, reflecting broader industry or economic concerns, this could indicate a decline in the fair value of the reporting unit, potentially leading to an impairment of goodwill. We closely monitor these conditions and are prepared to perform interim impairment tests should there be indications that the fair value of the reporting unit may have declined below its carrying amount.

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

As of December 31, 2024, our net DTA balance on a consolidated basis was $0.2 million, after reduction of a valuation allowance of $36.9 million. Significant domestic DTAs were generated, primarily due to net operating losses, research and development tax credits, along with capitalized expenditures including research and development. We assessed the ability to realize the benefits of our DTAs in each reporting period by evaluating all available positive and negative evidence, objective and subjective in nature, including, but not limited to, (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) respective carryback and/or carryforward periods of tax attributes available to date, and (5) limitation on NOL utilization against taxable income. We measured our current DTA balances against estimates of future income based on objectively verifiable operating results from our recent history, and concluded that sufficient future taxable income will not be generated to realize the benefits of our federal, state and certain foreign DTAs. Therefore, we continue to maintain a valuation allowance against our domestic and certain foreign net deferred tax assets.

Uncertain Tax Positions

We follow ASC Topic 740 that prescribes a financial statement recognition threshold and measurement process for uncertain tax positions taken or expected to be taken on our income tax returns. We recognize income tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. We include interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statements of operations.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tigo Energy, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have sufficient cash, cash equivalents and marketable securities to repay its convertible promissory notes upon maturity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Deloitte & Touche LLP

San Jose, California

March 20, 2025

We have served as the Company’s auditor since 2023.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$11,746	$4,405
Marketable securities, short-term	8,156	26,806
Accounts receivable, net of allowance for credit losses of $2,239 and $4,011 at December 31, 2024 and December 31, 2023, respectively	7,976	6,862
Inventory	21,997	61,401
Prepaid expenses and other current assets	3,533	5,236
Total current assets	53,408	104,710
Property and equipment, net	2,812	3,458
Operating right of use assets	1,576	2,503
Marketable securities, long-term	—	1,977
Intangible assets, net	1,922	2,192
Other assets	984	728
Goodwill	12,209	12,209
Total assets	$72,911	$127,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,077	$15,685
Accrued expenses and other current liabilities	7,361	8,681
Deferred revenue, current portion	525	335
Warranty liability, current portion	496	526
Operating lease liabilities, current portion	649	1,192
Total current liabilities	17,108	26,419
Warranty liability, net of current portion	5,302	5,106
Deferred revenue, net of current portion	644	466
Long-term debt, net of unamortized debt discount and issuance costs	40,511	31,570
Operating lease liabilities, net of current portion	961	1,392
Total liabilities	64,526	64,953
Commitments and Contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value: 150,000,000 shares authorized; 60,800,130 and 58,751,666 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	146,903	138,657
Accumulated deficit	(138,526)	(75,780)
Accumulated other comprehensive income (loss)	2	(59)
Total stockholders’ equity	8,385	62,824
Total liabilities and stockholders’ equity	$72,911	$127,777

See accompanying notes to consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Net revenue	$54,014	$145,233
Cost of revenue	58,170	93,924
Gross (loss) profit	(4,156)	51,309
Operating expenses:
Research and development	9,860	9,496
Sales and marketing	16,921	21,281
General and administrative	21,060	28,807
Total operating expenses	47,841	59,584
Loss from operations	(51,997)	(8,275)
Other (income) expenses, net:
Change in fair value of preferred stock warrant and contingent shares liability	(152)	(1,109)
Change in fair value of derivative liability	—	(12,247)
Loss on debt extinguishment	—	171
Interest expense	11,420	8,115
Interest income	(867)	(2,322)
Other expenses (income), net	245	(37)
Total other expenses (income), net	10,646	(7,429)
Loss before income tax expense	(62,643)	(846)
Income tax expense	103	138
Net loss	(62,746)	(984)

Other comprehensive loss:
Unrealized gain (loss) resulting from change in fair value of marketable securities	$61	$(59)
Total comprehensive loss	$(62,685)	$(1,043)

Net loss	$(62,746)	$(984)
Cumulative dividends on convertible preferred stock	—	(3,399)
Net loss attributable to common stockholders	$(62,746)	$(4,383)

Loss per common share
Basic	$(1.04)	$(0.08)
Diluted	$(1.04)	$(0.14)
Weighted-average common shares outstanding
Basic	60,263,190	38,048,516
Diluted	60,263,190	43,223,134

See accompanying notes to consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) gain	Total stockholders’ equity
Balance at December 31, 2023	58,751,666	$6	$138,657	$(75,780)	$(59)	$62,824
Issuance of common stock upon exercise of stock options	789,097	—	272	—	—	272
Stock-based compensation expense	—	—	7,721	—	—	7,721
Issuance of common stock in connection with the acquisition of fSight (see Note 4)	252,288	—	375	—	—	375
Issuance of common stock in connection with employee incentive restricted stock awards	1,088,384	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of offering costs	16,336	—	—	—	—	—
Shares withheld for taxes upon restricted stock awards vesting	(97,641)	—	(122)	—	—	(122)
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	61	61
Net loss	—	—	—	(62,746)	—	(62,746)
Balance at December 31, 2024	60,800,130	$6	$146,903	$(138,526)	$2	$8,385

See accompanying notes to consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

			Stockholders’ (deficit) equity
	Convertible preferred stock		Common stock
	Shares (1)	Amount	Shares (1)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) gain	Total stockholders’ (deficit) equity
Balance at December 31, 2022	199,145,285	$87,140	23,442,353	$2	$6,521	$(62,215)	$—	$(55,692)
Retroactive application (Note 3)	(152,677,720)	—	(17,972,432)	(1)	1	—	—	—
Balance at December 31, 2022, as converted	46,467,565	87,140	5,469,921	1	6,522	(62,215)	—	(55,692)
Issuance of common stock upon exercise of stock options	—	—	433,906	—	215	—	—	215
Stock-based compensation expense	—	—	—	—	3,808	—	—	3,808
Issuance of common stock in connection with the acquisition of fSight (Note 4)	—	—	1,306,385	—	10,077	—	—	10,077
Purchase price adjustment in connection with the fSight acquisition (Note 4)	—	—	—	—	898	—	—	898
Forfeitures of restricted stock and restricted stock surrendered in lieu of withholding taxes	—	—	(11,832)	—	(91)	—	—	(91)
Convertible preferred stock dividends	1,258,055	—	—	—	12,581	(12,581)	—	—
Issuance of preferred stock upon exercise of preferred warrants	193,372	—	—	—	2,008	—	—	2,008
Conversion of convertible preferred stock into common stock in connection with the Business Combination (Note 3)	(47,918,992)	(87,140)	47,918,992	5	87,135	—	—	87,140
Issuance of common stock upon exercise of common warrants	—	—	1,491,229	—	—	—	—	—
Issuance of common stock upon Business Combination (Note 3)	—	—	1,818,519	—	573	—	—	573
Issuance of common stock upon exercise of common stock warrants, net of issuance costs and payments to warrant holders of non-redeemed warrants	—	—	324,546	—	3,653	—	—	3,653
Reclassification of convertible note derivative liability to equity	—	—	—	—	11,278	—	—	11,278
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	—	—	(59)	(59)
Net loss	—	—	—	—	—	(984)	—	(984)
Balance at December 31, 2023	—	$—	58,751,666	$6	$138,657	$(75,780)	$(59)	$62,824

(1)
The shares of the Company’s common and redeemable convertible preferred stock prior to the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.233335 established in the Business Combination as described in Note 3.

See accompanying notes to consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(62,746)	$(984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,219	1,106
Reserve for excess and obsolete inventory	23,108	713
Change in fair value of preferred stock warrant and contingent shares liability	(152)	(1,109)
Change in fair value of derivative liability	—	(12,247)
Non-cash interest expense	8,941	5,473
Stock-based compensation	7,721	3,808
Change in allowance for credit losses	(1,684)	3,870
Loss on debt extinguishment	—	171
Non-cash lease expense	1,122	996
Accretion of interest on marketable securities	(354)	(508)
Loss on disposal of property and equipment	—	17
Changes in operating assets and liabilities:
Accounts receivable	570	5,201
Inventory	16,296	(37,199)
Prepaid expenses and other assets	1,658	(1,293)
Accounts payable	(6,625)	(8,577)
Accrued expenses and other liabilities	(793)	3,383
Deferred revenue	368	(321)
Warranty liability	166	1,281
Operating lease liabilities	(1,169)	(1,003)
Net cash used in operating activities	$(12,354)	$(37,222)
Cash flows from investing activities:
Purchase of marketable securities	(10,976)	(53,483)
Acquisition of fSight	—	(16)
Purchase of intangible assets	—	(450)
Purchase of property and equipment	(1,286)	(2,114)
Sales and maturities of marketable securities	32,018	25,149
Net cash provided by (used in) investing activities	$19,756	$(30,914)
Cash flows from financing activities:
Proceeds from Convertible Promissory Note	—	50,000
Repayment of Series 2022-1 Notes	—	(20,833)
Payment of financing costs	—	(358)
Proceeds from Business Combination	—	2,238
Proceeds from exercise of stock options	272	215
Payment of tax withholdings on stock options	(122)	(91)
Payment of offering costs related to at-the-market offering	(227)	—
Proceeds from at-the-market offering	16	—
Proceeds from common stock warrant redemption, net of issuance costs and payments to warrant holders of non-redeemed warrants	—	3,653
Net cash (used in) provided by financing activities	$(61)	$34,824
Net increase (decrease) in cash	7,341	(33,312)
Cash and cash equivalents at beginning of period	4,405	37,717
Cash and cash equivalents at end of period	$11,746	$4,405

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,510	$1,418
Cash paid for income taxes	$575	$95
Supplemental schedule of non-cash investing and financing activities:
Net assets acquired from Roth CH Acquisition IV Co.	$—	$573
Operating lease right of use assets obtained in exchange for operating lease liabilities	$195	$2,247
Property and equipment in accounts payable	$—	$693
Non-cash consideration paid for fSight acquisition	$375	$10,974
Contingent shares liability from fSight acquisition	$—	$2,167
Unrealized gain (loss) resulting from change in fair value of marketable securities	$61	$(59)
Fair value of derivative note liability at issuance	$—	$23,525
Convertible preferred stock dividends (Note 3)	$—	$12,581
Reclassification of deferred issuance costs to additional paid in capital	$—	$2,221
Conversion of convertible preferred stock into common stock in connection with the Business Combination (Note 3)	$—	$87,140
Issuance of preferred stock upon exercise of preferred warrants	$—	$2,008
Reclassification of convertible note derivative liability to equity	$—	$11,278

See accompanying notes to consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of Operations

Tigo Energy, Inc. (f/k/a Roth CH Acquisition IV Co.) and subsidiaries (together, the “Company”) consists of Tigo Energy, Inc. (“Tigo”), its wholly-owned direct and indirect subsidiaries: Tigo Energy MergeCo, Inc. (f/k/a Tigo Energy, Inc.) (“Legacy Tigo”), Tigo Energy Brasil Ltda., Tigo Energy Philippines Inc., Tigo Energy Israel Ltd., Tigo Energy AI Ltd. (f/k/a Foresight Energy, Ltd. (“fSight”)), Tigo Energy Italy SRL, Tigo Energy Equipment Trading (Suzhou) Co., Ltd. and Tigo Energy Australia Pty Ltd. Prior to the consummation of the Business Combination (as defined below), the operations of the Company were conducted through Legacy Tigo. Legacy Tigo was incorporated in Delaware in 2007 and commenced operations in 2010.

The Company provides solar and energy storage solutions, including module level power electronics (“MLPE”) designed to maximize the energy output of individual solar modules, delivering more energy, active management, and enhanced safety for utility, commercial, and residential solar arrays. By combining its MLPE and solar optimizer technology with intelligent, cloud-based software capabilities, the Company enables advanced energy monitoring, system diagnostics, and real-time control. These smart hardware and software solutions enhance system performance, lower operating costs, and ensure compliance with safety regulations, including rapid shutdown requirements. In addition to MLPE, the Company develops and manufactures inverters and battery storage systems for the residential solar-plus storage market, further expanding its suite of solutions for efficient and reliable energy management. The Company is headquartered in Campbell, California, with offices in Europe, Asia, and the Middle East.

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

The Company has determined the functional currency of the subsidiaries to be the U.S. dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Net revenue and expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other expenses (income), net in the consolidated statements of operations and comprehensive loss and were not material for the years ended December 31, 2024, and 2023.

2.
Summary of Significant Accounting Policies

Liquidity and Going Concern

In accordance with ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“Subtopic 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As of December 31, 2024, the Company had cash and cash equivalents of $11.7 million and total net working capital, which we define as current assets less current liabilities, of $36.3 million. The Convertible Promissory Note (as defined in Note 9, “Long-Term Debt,” below), has an aggregate principal amount outstanding of $50.0 million as of December 31, 2024, and a maturity date of January 9, 2026. As of the date of this filing, the Company does not have sufficient cash, cash equivalents and marketable securities to repay this obligation. Management determined as a result of this evaluation, the Company’s current cash, net working capital position, and the upcoming maturity date of its Convertible Promissory Note, raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan is to continue exploring options for raising additional capital through a combination of equity financing to supplement the Company’s liquidity and/or refinancing of the Convertible Promissory Note. The Company's ability to raise capital may be constrained by the price of and demand for the Company’s common stock. Additional capital may not be available on favorable terms or at all, and could further dilute our current stockholders. Management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. There can be no assurance that the Company will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy its Convertible Promissory Note obligation in January 2026.

The consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Key estimates in the consolidated financial statements include revenue recognition, fair value of investments, allowance for credit allowances, inventory valuation, impairment of long-lived assets, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, product warranty liabilities, incremental borrowing rate for right of use assets and lease liability, and the valuation of the derivative liability, valuation allowance on deferred tax assets, assessment of probability of vesting of performance-based equity awards, preferred stock warrant liabilities and stock-based compensation, including the underlying fair value of the common stock. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, marketable securities and accounts receivable. The Company maintains deposits in federally insured financial institutions, which, at times, may exceed federally insured limits. The Company believes it is not exposed to significant credit risk beyond the normal credit risk associated with commercial banking relationships as the Company’s cash is deposited with major financial institutions in the U.S., Europe, the Middle East and Asia. The Company does not believe it is exposed to any significant credit risk due to the high credit quality of the financial instruments in which the money is held. At December 31, 2024, and 2023, the Company held insignificant cash in foreign bank accounts. To date, the Company has not experienced any losses on its deposits of cash.

During the years ended December 31, 2024, and 2023, there were no individual customers that exceeded 10% of the Company’s annual net revenue.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (the “CEO”). The Company has one business activity — the design, development and sale of solar energy optimization solutions. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment. The CODM assesses performance for the Company, monitors budget versus actual results and determines how to allocate resources based on consolidated net loss as reported in the consolidated statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.

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

Management believes that the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accrued expenses and accounts payable approximate fair value due to the short-term nature of these instruments.

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

Marketable Securities

The Company’s marketable securities consist of investments in U.S. agency securities and corporate bonds that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss, a component of stockholders’ equity. Realized gains, losses, and declines in value determined to be other than temporary are included in the Company’s consolidated statements of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the consolidated statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

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

	Year Ended December 31,
(in thousands)	2024	2023
Allowance for credit losses, beginning balance	$4,011	$76
Net charges to (recovery) or expense	(1,629)	3,960
Write-offs, net of recoveries	(143)	(25)
Allowance for credit losses, ending balance	$2,239	$4,011

Inventory

In accordance with ASC Topic 330, “Inventory”, inventory is valued at the lower of cost or net realizable value (“NRV”) with cost determined under the first-in, first-out (“FIFO”) method. The determination of NRV involves numerous judgments, including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand, pricing for the Company’s products and technological obsolescence of the Company’s products. Inventory that is obsolete, in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its NRV based on expected demand and selling prices. The Company recorded inventory charges of $23.5 million in 2024 which is presented in costs of revenue within the consolidated statements of operations and comprehensive loss. Inventory charges were recorded to reflect anticipated net realizable value on disposition of existing inventory assets. This inventory charge is primarily related to excess and slow-moving inventory within the GO ESS line of energy storage solutions.

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

The Company combines the lease and non-lease components in determining the operating lease assets and liabilities. The Company elected to not record right of use (“ROU”) assets or corresponding lease liabilities on the Company’s consolidated balance sheet for short term leases with an initial lease term of 12 months or less and purchase options the Company is not reasonably certain will be exercised.

Long-Lived Assets

The Company reviews its long-lived assets, which consist of property and equipment, net and operating lease right of use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying cost amount or fair value less cost to sell. No impairment losses were identified for the years ended December 31, 2024, and 2023.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired in addition to liabilities assumed arising from the acquisition of fSight in 2023. Initially the Company measures goodwill based upon the value of the consideration paid plus or minus net assets assumed. The goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers.

Intangible assets have either an identifiable or indefinite useful life. Intangible assets are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist primarily of patents, developed technology, and customer relationships. The useful life of these intangible assets ranges from 6 to 10 years. We evaluate the recoverability of finite-lived intangible assets for impairment whenever there are triggering events or circumstances that may indicate the carrying amount of such assets may not be recoverable.

Goodwill is not amortized but is subject to annual impairment testing in the fourth quarter unless circumstances dictate more frequent assessments. The Company will perform an annual impairment assessment for goodwill and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount.

Customer Deposits

Customer deposits consist of deposits received by the Company, as required on certain contracts and agreements, which are refundable at the termination of the contract. Customer deposits are recorded in deferred revenue, current portion within the consolidated balance sheet.

Product Warranties

The Company estimates the cost of its warranty obligations based on several key estimates: the warranty period (which can vary from 5 to 25 years depending on the product), its historical experience of known product failure rates, costs of materials to repair or replace defective products and parts, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the actual experience relative to these factors differ from the estimates, the Company may be required to record additional warranty reserves. Product warranty costs are recorded as expense to cost of revenue based on customer history, historical information and current trends.

The following table summarizes the changes in product warranty liability:

	Year Ended December 31,
(in thousands)	2024	2023
Balance at the beginning of the period	$5,632	$4,351
Provision for warranty issued during period	1,284	2,153
Changes in estimate	(758)	(451)
Settlements	(360)	(421)
Balance at the end of the period	$5,798	$5,632

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
•
Allocation of the transaction price to the performance obligations in the contract
•
Recognition of revenue when, or as, the Company satisfies a performance obligation

Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company generates all of its revenue from contracts with its customers. A description of the principal activities from which the Company generates revenue are as follows:

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
•
Services Delivered Over Time. Sales of the Company’s hardware products can include the Company’s free or premium web-based monitoring service. These monitoring services represent a single performance obligation and is deferred at the sale date. The free monitoring service revenue is recognized ratably over an estimated service period of 5 years as the service is performed. The premium monitoring service is recognized ratably over the contracted service period, up to 20 years, as the service is performed. The full consideration of monitoring service revenue represented less than 1% of the total net revenue during the years ended December 31, 2024, and 2023. The allocation of revenue between the hardware and monitoring service deliverables is based on the Company’s best estimate of the standalone selling price determined by considering multiple factors, including internal costs, gross margin and historical selling practices. Additionally, the Company provides software as a service (“SaaS”) platform for our Predict+ technology. The Predict+ service revenue is recognized ratably over a contract service period up to 11 years, as the service is performed.

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

See Note 7 for additional information.

Cost of Revenue

The Company includes the following in cost of revenue: product costs, warranty costs, operation personnel and logistics costs, inventory reserve charges, shipping and handling costs, hosting service costs related to the monitoring service, depreciation and amortization of manufacturing test equipment, and employee-related expenses which primarily consists of employees’ salaries and health insurance expense.

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for stock-based awards based on the grant-date fair value of the award. The Company uses the Black-Scholes option pricing model to value its stock option awards. The fair value of restricted stock units (“RSU”) granted is determined based on the price of the Company’s common stock on the date of grant. The fair value of non-market‑based performance stock units (“PSUs”) granted is determined based on the market value of the Company’s common stock at the closing market price on the grant date, and the expense is recognized based on whether achievement of performance-based vesting conditions are probable. The Company recognizes compensation expense of its awards over the requisite service period, which is typically the vesting period, for the entire award using the straight-line attribution method. The Company accounts for forfeitures as they occur.

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $0.6 million and $0.8 million for the years ended December 31, 2024, and 2023, respectively.

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

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive loss consists of the change in net unrealized loss on marketable securities.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures” (“Topic 280”). This ASU updates segment reporting disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective for its Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods. The adoption of ASU 2023-07 did not have a significant impact on our consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (“Topic 740”). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, although retrospective application is permitted. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact adoption that this ASU will have on the Company’s income tax-related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income (loss) Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company’s consolidated income (loss) statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-04 is effective fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

On January 25, 2024, consistent with the terms of the purchase agreement, the Company issued the 12-month tranche of Contingent Shares, 166,271 shares of its common stock, to certain former equity holders of fSight. At January 25, 2024, the liability was revalued to $0.4 million based upon the Company’s common stock fair value per share at that date. A mark-to-market gain of $0.2 million was recorded upon the remeasurement at January 25, 2024. Additionally, on July 25, 2024, consistent with the terms of the purchase agreement, the Company issued the 18-month tranche of Contingent Shares, 86,017 shares of its common stock, to certain former equity holders of fSight. At July 25, 2024, the liability was revalued to $0.1 million, and the Company recognized a mark-to-market expense of $3,000 related to the remeasurement upon issuance of the final tranche of Contingent Shares. As of December 31, 2024, all Contingent Shares have been issued.

The transaction was accounted for as a business combination pursuant to ASC Topic 805, “Business Combinations”, using the acquisition method of accounting and in conjunction with the acquisition, Legacy Tigo recognized $0.2 million of acquisition-related costs during the year ended December 31, 2023. The Company did not incur any expenses associated with acquisition-related costs during the year ended December 31, 2024. The acquisition-related costs, which were expensed as incurred, are recorded in general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)
Consideration transferred(1):
Fair value of common stock issued	$10,974
Fair value of contingent shares	2,167
Deemed settlement of loan payable	527
Total consideration	$13,668

Assets Acquired
Cash and cash equivalents	$55
Accounts receivable	117
Property and equipment	9
Developed technology	1,820
Customer relationships	170
Goodwill	12,209
Total assets acquired	$14,380
Liabilities Assumed
Accounts payable	$418
Accrued expenses	294
Net assets acquired	$13,668

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

Supplemental Pro Forma Information (Unaudited)

The following table presents supplemental pro-forma information for the year ended December 31, 2023, as if the merger with fSight had occurred on January 1, 2023. These amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information.

(in thousands)	December 31, 2023
Net revenue	$145,301
Net loss	$(1,130)

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

For the year ended December 31, 2024, the Company reported a net loss. The diluted net loss per share calculation is the same as basic net loss per share since dilutive shares are not assumed to have been issued if their effect is antidilutive. Therefore, the weighted-average shares used to calculate both basic and diluted net loss per share are the same.

For the year ended December 31, 2023, basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities, which include convertible preferred stock. Under the two-class method, net loss is adjusted by the difference between the fair value of consideration transferred and the carrying amount of convertible preferred stock during periods where the Company redeems its convertible preferred stock. The remaining earnings (undistributed earnings) are allocated to common stock and each series of convertible preferred stock to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses.

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

The following table sets forth the computation of basic and diluted net loss per share to common stockholders:

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023
Basic net loss per common share calculation:
Net loss attributable to common stockholders	$(62,746)	$(4,383)
Undistributed loss to preferred stock stockholders	—	1,418
Net loss attributable to common stockholders – basic	$(62,746)	$(2,965)
Weighted-average shares of common stock outstanding – basic	60,263,190	38,048,516
Net loss per share of common stock – basic	$(1.04)	$(0.08)

Diluted net loss per common share calculation:
Net loss attributable to common stockholders	$(62,746)	$(4,383)
Reverse: interest expense and change in fair value on derivative liability	—	(4,322)
Net loss attributable to common stockholders	(62,746)	(8,705)
Undistributed loss to preferred stock stockholders	—	2,817
Net loss attributable to common stockholders – diluted	$(62,746)	$(5,888)
Weighted-average shares of common stock outstanding – basic	60,263,190	38,048,516
Convertible promissory note	—	5,174,618
Weighted-average shares of common stock – diluted	60,263,190	43,223,134
Net loss per share of common stock – diluted	$(1.04)	$(0.14)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	As of December 31,
	2024	2023
Outstanding stock options and restricted stock units	4,673,638	3,470,172
Convertible preferred stock warrants	—	580,729
Common stock warrants	—	75,305
Convertible promissory note	5,305,861	—
	9,979,499	4,126,206

6.
Fair Value of Financial Instruments

Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Assets:
Cash equivalents:
Money market accounts	$6,839	$—	$—
U.S. agency securities	$—	$499	$—
Marketable securities:
Corporate bonds	$—	$2,018	$—
U.S. agency securities	$—	$6,138	$—
December 31, 2023
Assets:
Cash equivalents:
Money market accounts	$1,646	$—	$—
Marketable securities:
Corporate bonds	$—	$19,489	$—
U.S. agency securities	$—	$9,294	$—
Liabilities:
Contingent shares liability from fSight acquisition	$527	$—	$—

The following is a summary of the changes in fair value of the Company’s marketable securities as of December 31, 2024, and 2023, respectively:

	As of December 31, 2024
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$2,019	$—	$(1)	$2,018
U.S. agency securities	6,135	3	$—	6,138
Total available-for-sale marketable securities	$8,154	$3	$(1)	$8,156

As of December 31, 2024, all available-for-sale marketable securities consisted of investments that mature within one year.

	As of December 31, 2023
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$17,561	$2	$(52)	$17,511
U.S. agency securities	9,300	2	$(7)	9,295
Total	26,861	4	(59)	26,806
Long-term assets
Corporate bonds	1,981	3	(7)	1,977
Total	1,981	3	(7)	1,977

Total available-for-sale marketable securities	$28,842	$7	$(66)	$28,783

The fair value of the preferred stock warrants was calculated using the Black-Scholes option pricing model and was revalued to fair value at the end of each reporting period until the earlier of the exercise or expiration of the preferred stock warrants. As a part of the Business Combination, Legacy Tigo preferred stock warrants were converted into the Legacy Tigo common stock at the conversion rate in effect immediately prior to the consummation of the Business Combination. Please see Note 3, “Merger with Roth CH Acquisition IV Co.” for additional information. The fair value of the warrant liabilities was estimated using the Black-Scholes option pricing model using the following assumptions:

May 23, 2023 (Merger Date)
Expected volatility	68% - 70%
Risk-free interest rate	4.10% - 4.28%
Expected term (in years)	2.0 - 2.6
Expected dividend yield	—
Fair value of Series C convertible preferred stock	$1.89

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

The table presented below is a summary of the changes in fair value of the Company’s Level 3 financial instruments. The contingent shares from the fSight Acquisition (Note 4) were initially classified as a Level 3 measurement and upon the Merger were transferred out of Level 3 into Level 1, as they were valued on the observable stock price of the Company. In addition, the Company bifurcated the conversion options associated with the convertible promissory notes and separately account for them as a derivative liability. On September 24, 2023, the Company and L1 Energy entered into the Convertible Note Amendment. As a result of the Convertible Note Amendment, the conversion options no longer meet the requirements to be bifurcated into a convertible note derivative liability in accordance with ASC 815, “Derivatives and Hedging”. The carrying value of the convertible note derivative liability was remeasured to fair value immediately prior to the execution of the Convertible Note Amendment and was reclassified to equity. The reclassification was recorded in additional paid-in capital on the

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

During the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of December 31, 2024, the fair value and carrying value of the Company’s Convertible Promissory Note (Note 9) was $44.0 million and $40.5 million, respectively. The estimated fair value for the Company’s Convertible Promissory Note was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

7.
Net Revenue

Geographic Revenues

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes net revenue by major geographic region, based on customers’ location (in millions):

	Year Ended December 31,
(in thousands)	2024	2023
EMEA(1)	$32,593	$109,301
Americas(2)	13,132	25,171
APAC	8,289	10,761
Total net revenue	$54,014	$145,233
(1)
Our net revenues generated from Germany and the Czech Republic represented 16.3% and 11.8% of our total net revenue for the year ended December 31, 2024, respectively.
(2)
Our net revenues generated from the United States represented 20.7% of our total net revenue for the year ended December 31, 2024.

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

The following table summarizes the changes in deferred revenue:

	Year Ended December 31,
(in thousands)	2024	2023
Balance at the beginning of the period	$801	$1,122
Deferral of revenue	7,585	30,370
Recognition of unearned revenue	(7,217)	(30,691)
Balance at the end of the period	$1,169	$801

As of December 31, 2024, the Company expects to recognize $1.1 million from remaining performance obligations over a weighted-average term of 3.6 years. The Company recognized approximately $1.0 million and $0.9 million in revenue that was included in the beginning deferred revenue balance during the years ended December 31, 2024, and 2023, respectively.

8.
Supplementary Balance Sheet and Geographic Information

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventory, net	December 31, 2024	December 31, 2023
Raw materials	$662	$668
Finished goods	21,335	60,733
Inventory, net	$21,997	$61,401

The inventory reserves were $24.1 million and $1.0 million as of December 31, 2024, and 2023, respectively. The Company recorded inventory charges of $23.5 million during the year ended December 31, 2024. Inventory charges were recorded to reflect anticipated net realizable value on disposition of existing inventory assets. These charges are primarily for excess and slow-moving inventory within the GO ESS line of energy storage solutions.

Property and equipment, net	Estimated Useful Life	December 31, 2024	December 31, 2023
Machinery and equipment	7 years	$6,051	$5,810
Vehicles	5 years	31	31
Computer software	5 years	212	192
Computer equipment	5 years	602	574
Furniture and fixtures	5 years	216	216
Leasehold improvements	3 - 6 years	465	457
		7,577	7,280
Less: Accumulated depreciation		4,765	3,822
Property and equipment, net		$2,812	$3,458

For the years ended December 31, 2024, and 2023 the Company recorded depreciation expense of $0.9 million in the consolidated statements of operations.

Accrued expenses and other current liabilities	December 31, 2024	December 31, 2023
Accrued vacation	$924	$856
Accrued compensation	1,119	2,514
Accrued interest	1,187	1,222
Accrued professional fees	894	409
Accrued warehouse and freight	917	1,001
Accrued other(1)	1,773	1,974
Other current liabilities(2)	547	705
Accrued expenses and other current liabilities	$7,361	$8,681

(1)
Accrued other as of December 31, 2024, and December 31, 2023, primarily consist of accrued expenses related to legal expense, insurance expense and sales discounts.
(2)
Other current liabilities for the period ended December 31, 2024, is primarily related to a note payable for insurance expense. The balance for the period ended December 31, 2023, is primarily related to the current portion of the contingent shares liability related to the acquisition of fSight in Q1 2023. See “Note 4” for additional information.

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating ROU assets, by geographic region (in thousands):

Long-lived assets	December 31, 2024	December 31, 2023
EMEA(1)	$1,545	$1,770
Americas(2)	719	1,384
APAC(3)	2,124	2,807
Total long-lived assets	$4,388	$5,961
(1)
As of December 31, 2024, 26.6% of the Company’s total long-lived assets were located in Israel.
(2)
As of December 31, 2024, 16.4% of the Company's total long-lived assets were located in the U.S.
(3)
As of December 31, 2024, 35.5% and 13.0% of the Company's total long-lived assets were located in Thailand and China, respectively.
9.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Convertible Promissory Note	$50,000	$50,000
Less: unamortized debt discount and issuance costs	(9,489)	(18,430)
Long-term debt, net of unamortized debt discount and issuance costs	$40,511	$31,570

Convertible Promissory Notes

On January 9, 2023, the Company entered into a convertible promissory note purchase agreement (“Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l in exchange for cash of $50.0 million (“Convertible Promissory Notes”). Outstanding borrowings under the Convertible Promissory Notes bear interest at a rate of 5.0% per year. The principal amount is due at the maturity date of January 9, 2026, and interest is payable semiannually beginning July 2023. As of December 31, 2024, there was $1.2 million of accrued interest in the consolidated balance sheet.

Under the terms of the Note Purchase Agreement, the Convertible Promissory Note may be converted at the option of the note holder into the Company’s common stock or an equivalent equity instrument resulting from a public company event. The conversion price is based on a pre-money valuation divided by the aggregate number of the Company’s outstanding shares at the issuance date and adjusted for any cash dividends paid on the Company’s capital stock. The conversion price and number of conversion shares are subject to standard anti-dilution adjustments. Upon a change of control event the note holder may (i) convert the Convertible Promissory Note immediately prior to the event into the Company’s common stock at a conversion price equal to the lesser of the Convertible Promissory Note’s original conversion price or the price per share of the Company’s common stock implied by the change of control event transaction agreement or (ii) require the redemption of the Convertible Promissory Note in cash, including the payment of a make-whole amount of all unpaid interest that would have otherwise been payable had the Convertible Promissory Note remained outstanding through the maturity date. The Company’s obligations under the Note Purchase Agreement may be accelerated, subject to customary grace and cure periods, upon the occurrence of an event of default. The Note Purchase Agreement defines events of default as the occurrence of any one of the following; 1) a default in payment of any part of principal or unpaid accrued interest on the Convertible Promissory Note when due and payable; 2) the Company issues a written statement that it is unable to pay its debts as they become due, or the Company files a voluntary petition for bankruptcy or insolvency proceeding, the Company, or its directors or majority stockholders take action looking to the dissolution or liquidation of the Company; 3) the involuntary bankruptcy of the Company defined as the commencement of any proceeding against the Company seeking any bankruptcy reorganization; 4) the Company defaults on any of its performance obligations under the Note Purchase Agreement; 5) any material portion of the assets of the Company or any subsidiary of the Company is seized or a levy is filed against such assets; 6) a default that remains uncured on any other agreement evidencing the indebtedness of the Company or its subsidiaries for an amount of $10 million or more whose terms allow for the acceleration of the repayment of such indebtedness due to the consummation of the transactions contemplated in this Note Purchase Agreement.

Please refer to Note 6, “Fair Value of Financial Instruments”, for further detail regarding the considerations surrounding the conversion options associated with the Convertible Promissory Note.

Future aggregate principal maturities of long-term debt are as follows as of December 31, 2024 (in thousands):

2025	$—
2026	50,000
2027	—
2028	—
2029	—
Thereafter	—
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

Legal

In the normal course of business, the Company may become involved in litigation or legal disputes that are not covered by insurance. While the Company intends to vigorously defend itself with respect to such disputes, any potential outcomes resulting from such claims would be inherently difficult to quantify. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. During the year ended December 31, 2024, the Company has not recorded a material loss with respect to any legal claims or other legal matters arising in the normal course of business.

Indemnification Agreements

From time to time, in its normal course of business, the Company may indemnify other parties with which it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from third-party claims or a breach of representation or covenant. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. In addition, we believe the likelihood is remote that payments under any indemnification agreements described above will have a material effect on the Company’s consolidated financial statements.

The Company has also indemnified its Directors and Executive Officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a Director or Executive Officer.

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for potential indemnification-related obligations at December 31, 2024.

11.
Stockholders’ Equity

Common Stock and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

The Company is authorized to issue 10,000,000 shares of Preferred Stock. As of December 31, 2024, there was no Preferred Stock outstanding.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance were as follows:

As of December 31, 2024
Stock options issued and outstanding	5,403,090
Restricted stock units and performance stock units issued and outstanding	3,863,994
Shares available for potential conversion of L1 Convertible Note	5,305,861
Shares available for grant under 2023 Equity Incentive Plan	924,488
15,497,433

At-The-Market Offering Program

In November 2024, we entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (the “Sales Agent”), allowing for the sale of common stock with an aggregate gross offering price of up to $14.2 million (the “2024 ATM Program”). Under the ATM Agreement, the Sales Agent may sell shares in an “at-the-market” offering under Rule 415(a)(4) of the Securities Act, including sales on Nasdaq or other trading markets, to or through market makers, directly to the Sales Agent as principal, or in negotiated transactions at prevailing market prices. The offering of Shares pursuant to the ATM Agreement will terminate upon (a) five business days’ advance notice from the Company to the Sales Agent or five business days’ advance notice from the Sales Agent to the Company or (b) otherwise by mutual agreement of the parties pursuant to the terms of the ATM Agreement. Sales under the 2024 ATM Program are subject to a maximum commission of up to 3.0% of the gross proceeds per share sold through the Sales Agent.

The following is a summary of the shares issued under our 2024 ATM Program during the year ended December 31, 2024 (in thousands except average price per share):

Period Ended	Shares Issued	Average Net Price Per Share(1)	Gross Proceeds	Net Proceeds
December 31, 2024	16,336	$0.98	$17	$16

(1)
Represents the average price per share after commission.

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

In connection with the Business Combination, the Company assumed 5,750,000 warrants originally issued as part of ROCG’s units in ROCG’s initial public offering (the “Public Warrants”) and 18,750 warrants issued to the initial stockholders of ROCG in a private placement in connection with ROCG’s initial public offering (the “Private Warrants” and, together with the Public Warrants, the “Warrants”), which, in each case, entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share. Except with respect to certain registration rights and transfer restrictions, the Private Warrants are identical to the Public Warrants. The Company analyzed the Warrants and determined they are freestanding instruments and do not exhibit any of the characteristics in ASC 480, “Distinguishing Liabilities from Equity”, and therefore are not classified as liabilities.

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

Under the 2018 Plan, the Board of Directors may grant incentive stock options or nonqualified stock options. Incentive stock options may only be granted to Company employees. The 2018 Plan expired in May 2023 and all award issuance therefore ceased. The exercise price of incentive stock options and non-qualified stock options cannot be less than 100% of the fair value per share of the Company’s common stock on the grant date. If an individual owns more than 10% of the Company’s outstanding capital stock, the price of each share incentive stock option will be at least 110% of the fair value. Fair value was determined by the Board of Directors. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. Options outstanding under the 2018 Plan will remain outstanding until they are exercised, canceled or expire.

In May 2023, the Company adopted the 2023 Equity Incentive Plan (“2023 Plan”) under which the Company may issue stock options to purchase shares of common stock, award restricted stock, restricted stock units (“RSU”), performance stock units (“PSUs”), dividend equivalents, stock appreciation rights, and other stock-based or cash-based awards to employees, Directors and consultants.

Stock options granted to newly hired employees generally vest over a four-year period, following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter, and grants of additional stock options to employees generally vest in equal monthly installments over a four-year period with no cliff vesting. As of December 31, 2024, 557,959 stock options granted under the 2023 Plan had vested and were exercisable. There have been no stock options exercised under the 2023 Plan. The RSUs generally vest over a three-year period, following the date of grant, with a third of the award vesting on each year on the annual anniversary of the grant date.

Collectively, the 2008 Stock Plan, 2018 Stock Plan and the 2023 Equity Incentive Plan are referred to as “the Plans”.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company also measures the PSU awards at their grant-date fair value. If the performance goals are not met, no compensation expense is recognized and any recognized compensation expense is reversed. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2024	2023
Cost of sales	$141	$125
Research and development	1,231	648
Sales and marketing	2,104	1,387
General and administrative	4,245	1,648
Total stock-based compensation(1)	$7,721	$3,808

(1)
A portion of the stock-based compensation in the table above pertains to Incentive Stock Options, which are nondeductible and the balance that is related to stock-based compensation is offset by valuation allowance. Therefore, we have excluded the income tax effect associated with the stock-based compensation in the calculation above.

Option Exchange Program

On November 12, 2024, the Company commenced an offer to certain eligible employees and directors the opportunity to exchange certain outstanding options to purchase shares of common stock, for new options (“Replacement Options”) to purchase a number of shares of our common stock (the “Option Exchange”). The Option Exchange expired at 11:59 P.M. Eastern Time on December 10, 2024. Pursuant to the terms and conditions of the Option Exchange, the Company accepted for exchange eligible options to purchase an aggregate of 725,028 shares of common stock, representing approximately 96.6% of the total shares of common stock underlying such eligible options. All surrendered options were cancelled effective as of the expiration of the Option Exchange. Effective promptly following the expiration of the Option Exchange, the Company granted Replacement Options to purchase an aggregate of 181,107 shares of common stock under the 2023 Equity Incentive Plan.

The Company will not incur additional stock-based compensation expense as a result of the Option Exchange.

Stock Options

The following table summarizes stock option activity for the Plans for the year ended December 31, 2024:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000’s)
Outstanding at December 31, 2023	4,872,527	$3.64	6.10
Granted	2,786,951	$1.49
Exercised	(789,097)	$0.34
Forfeited/expired	(1,467,291)	$8.31
Outstanding at December 31, 2024	5,403,090	$1.74	7.18	$581
Exercisable at December 31, 2024	2,630,187	$1.63	4.83	$568

As of December 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $6.9 million, which the Company expects to recognize over a weighted-average period of 2.9 years.

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

The fair value of each stock option was estimated on the date of grant using the weighted-average assumptions in the table below:

	December 31, 2024	December 31, 2023
Expected volatility	72.4%	68.1%
Risk-free interest rate	3.5%	4.1%
Expected term (in years)	6.0	6.0
Expected dividend yield	—%	—%

Restricted Stock Units

The following table summarizes RSU activity for the 2023 Plan for the year ended December 31, 2024:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2023	872,037	$11.27
Granted	2,557,692	$1.40
Vested	(1,088,384)	$4.18
Forfeited/expired	(237,399)	$6.26
Outstanding at December 31, 2024	2,103,946	$3.50

As of December 31, 2024, the total unrecognized compensation expense related to unvested RSUs was $5.7 million, which the Company expects to recognize over a weighted-average period of 1.8 years.

Performance Stock Units

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

The following table summarizes the PSU activity for the 2023 Plan for the year ended December 31, 2024:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2023	—	$—
Granted	1,940,602	$1.58
Vested	—	$—
Forfeited	(180,554)	$1.60
Outstanding at December 31, 2024	1,760,048	$1.58

As of December 31, 2024, the Company did not believe it was probable that the performance criteria associated with the PSUs would be achieved. Accordingly, no compensation expense has been recognized for these awards, and there is no unrecognized compensation cost associated with these awards. The Company will reassess the probability of achieving the performance conditions at each reporting date.

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

The components of lease expense are as follows (in thousands):

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease costs	$1,302	$1,127
Variable lease costs	510	395
Total lease cost	$1,812	$1,522

Other information related to leases was as follows:

	Year Ended December 31,
Supplemental Cash Flows Information (in thousands)	2024	2023
Operating lease right of use assets obtained in exchange for operating lease liabilities	$195	$2,247
Cash paid for amounts included in the measurement of lease liabilities	$1,362	$1,087

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	2.5	2.9
Weighted-average discount rate	4.9%	8.5%

Future maturities of lease liabilities were as follows as of December 31, 2024:

(in thousands)	Operating Leases
2025	$742
2026	473
2027	366
2028	136
2029	8
Thereafter	—
Total future minimum lease payments	$1,725
Less: imputed interest	115
Present value of lease liabilities	$1,610

14.
Goodwill and Intangible Assets

As of December 31, 2024, the Company had a goodwill balance of $12.2 million. The goodwill balance is related to the acquisition of fSight. Please see Note 4, “Acquisition of Foresight Energy, Ltd.” for additional information. As of December 31, 2024, there has been no impairment of goodwill to date.

The Company’s intangible assets by major asset class are as follows:

	December 31, 2024
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(137)	$313
Customer relationships	10.0	170	(33)	137
Developed technology	10.0	1,820	(348)	1,472
Total intangible assets		$2,440	$(518)	$1,922

	December 31, 2023
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(65)	$385
Customer relationships	10.0	170	(16)	154
Developed technology	10.0	1,820	(167)	1,653
Total intangible assets		$2,440	$(248)	$2,192

The Company recognized amortization expense related to intangible assets of $0.3 million and $0.2 million for the years ended December 31, 2024, and 2023, respectively.

Amortization expense related to intangible assets at December 31, 2024, in each of the next five years and beyond is expected to be incurred as follows (in thousands):

(in thousands)	Amount
2025	$270
2026	270
2027	262
2028	260
2029	227
Thereafter	633
$1,922

15.
Income Taxes

The domestic and foreign components of income before income taxes consisted of the following (in thousands):

	Years Ended December 31
	2024	2023
United States	$(60,757)	$567
Foreign	(1,886)	(1,413)
Income before income taxes	$(62,643)	$(846)

The provision for income taxes for the years presented is as follows (in thousands):

	Years Ended December 31
	2024	2023
Current taxes:
Federal	$—	$—
State	—	—
Foreign	284	159
Total current taxes	$284	$159
Deferred taxes:
Federal	$—	$—
State	—	—
Foreign	(181)	(21)
Total deferred taxes	$(181)	$(21)
Provision for income taxes	$103	$138

The reconciliation of the provision computed at the federal statutory rate to the Company’s provision (benefit) for income taxes was as follows:

	Years Ended December 31
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	0.9%	22.9%
Research and development tax credits	0.3%	32.4%
Global intangible low taxed income	(0.1)%	(17.1)%
Foreign rate differential	0.1%	6.0%
Transaction costs	—%	(109.1)%
Stock based compensation	(1.5)%	(31.4)%
Foreign tax and other	0.1%	(17.4)%
Deferred tax adjustments	—%	316.2%
Change in valuation allowance	(20.4)%	(239.7)%
Other	(0.6)%	—%
Total	(0.2)%	(16.2)%

During the years ended December 31, 2024, and 2023, the Company recorded total income tax expense of $0.1 million and $0.1 million, respectively, primarily related to foreign earnings.

A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024, and 2023, is as follows:

	Years Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$22,996	$19,968
Research and development tax credits	3,146	3,029
Stock based compensation	506	399
Capitalized research costs	3,352	2,491
Lease liability	339	545
Reserves and accruals	2,493	2,297
Uniform capitalization on inventory	1,942	259
Inventory reserve	5,251	217
Other	37	54
Total deferred tax assets	40,062	29,259
Less: valuation allowance	(36,880)	(24,281)
Total deferred tax assets, net of valuation allowance	3,182	4,978
Deferred tax liabilities:
Fixed assets and intangibles	(451)	(447)
Right of use leased assets	(332)	(528)
Debt discount	(2,201)	(3,982)
Total deferred tax liabilities	(2,984)	(4,957)
Net deferred tax assets	$198	$21

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the history of losses incurred by the Company, management believes it is not more likely than not that substantially all of the U.S. federal, state and certain foreign deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its U.S. domestic and certain foreign net deferred tax assets of $36.9 million and $24.3 million as of December 31, 2024, and 2023, respectively. The valuation allowance increased by $12.6 million during the year ended December 31, 2024, and increased by $1.7 million during the year ended December 31, 2023.

No deferred tax liabilities have been recorded relating to the earnings of the Company’s foreign subsidiaries since all such earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability associated with these earnings is immaterial.

Utilization of the net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the “ownership change” limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”) and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. As of December 31, 2024, the Company had $73.6 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, of which $38.8 million will be carried forward indefinitely for U.S. federal tax purposes and $34.8 million will expire beginning in 2028. The Company also has $56.8 million of U.S. state net operating loss carryforwards that will expire beginning in 2028. The Company also has $15.4 million of foreign net operating loss carryforwards that do not expire.

The Company also has federal and state research and development (“R&D”) and other tax credit carryforwards of $2.5 million and $2.5 million, respectively, as of December 31, 2024. The federal credit carryforwards will begin expiring in 2033 and state research credit carryforwards do not expire.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Balance at beginning of year	$1,381	$952
Gross increases to prior year tax positions	—	250
Gross increases to current year tax positions	108	179
Balance at end of year	$1,489	$1,381

At December 31, 2024, and 2023, the balance of gross unrecognized tax benefits was $1.5 million and $1.4 million, respectively. For each of the years ended December 31, 2024, and 2023, the balance of gross unrecognized tax benefits increased $0.1 million and $0.4 million, respectively, related to research and development income tax credits claimed. None of the Company’s unrecognized tax benefits would, if recognized, reduce the Company’s effective tax rate since the tax benefits would increase a deferred tax asset that is currently offset by a full valuation allowance. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company files income tax returns in the U.S. federal, California and other various state and international jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Carryover attributes beginning in 2008 remain open to adjustment by the U.S. and state authorities. There are no tax examinations in any material tax jurisdictions.

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2024, there were no accrued interest and penalties related to uncertain tax positions.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of December 31, 2024.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on S-4/A (File No. 333-264811), filed with the SEC on April 20, 2023).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 21, 2024).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on S-4/A (File No. 333-264811), filed with the SEC on April 20, 2023).
10.2

Amended and Restated Registration Rights Agreement, dated as of May 23, 2023, by and among Tigo Energy, Inc., CHLM Sponsor LLC, CR Financial Holdings, Inc., and each party listed under Holder on the signature pages thereto (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).

10.3+	2023 Equity Incentive Plan of Tigo Energy, Inc. (incorporated by reference to Exhibit 10.4 the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
10.4+	2008 Stock Plan of Tigo Energy, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on S-4/A (File No. 333-264811), filed with the SEC on April 20, 2023).
10.5+

Amended and Restated 2018 Stock Plan of Tigo Energy, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on S-4/A (File No. 333-264811), filed with the SEC on April 20, 2023).

10.6+

Amended and Restated Employment Agreement, dated as of February 19, 2025, by and between Zvi Alon and Tigo Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2025).

10.7+

Amended and Restated Employment Agreement, dated as of February 19, 2025, by and between Bill Roeschlein and Tigo Energy, Inc. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2025).

10.8

Convertible Promissory Note Purchase Agreement, dated as of January 9, 2023, by and among Tigo Energy, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on S-4/A (File No. 333-264811), filed with the SEC on April 20, 2023).

10.9

Convertible Promissory Note, dated as of January 9, 2023 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on S-4/A (File No. 333-264811), filed with the SEC on April 20, 2023).

10.10+	Executive Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2025).

10.11+

Form of Restricted Stock Unit Award Grant Notice (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (File No. 333-273897), filed with the SEC on August 10, 2023).

10.12+	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-273897), filed with the SEC on August 10, 2023).
10.13+

Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (File No. 333-273897), filed with the SEC on August 10, 2023).

10.14+

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

10.16+

Tigo Energy, Inc. Independent Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the SEC on May 14, 2024).

10.17

Amendment to Convertible Promissory Note Purchase Agreement and Convertible Promissory Note, dated as of September 24, 2023, by and between Tigo Energy, Inc. and L1 Energy Capital Management S.à.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 7, 2023).

10.18+

Israeli Participants Sub-Plan to the Tigo Energy, Inc. 2023 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 7, 2023).

10.19+***

Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, filed with the SEC on November 6, 2024).

10.20+

Separation Agreement and Release by and between Jeffrey Sullivan and Tigo Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, filed with the SEC on November 7, 2024).

10.21

At the Market Offering Agreement by and between the Company and Craig-Hallum Capital Group LLC dated November 26, 2024 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2024).

16.1	Letter from Marcum LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023).
19.1†	Tigo Energy, Inc. Insider Trading Policy
21.1†	Subsidiaries of Tigo Energy, Inc.
23.1†	Consent of Deloitte & Touche LLP.
24.1†	Power of Attorney (included on the signature page to this Annual Report).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b).
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b).
97.1

Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 21, 2024).

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

***	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tigo Energy, Inc.
Date: March 20, 2025
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

Name	Title	Date

/s/ Zvi Alon	Chief Executive Officer and Director	March 20, 2025
Zvi Alon	(Principal Executive Officer)

/s/ Bill Roeschlein	Chief Financial Officer	March 20, 2025
Bill Roeschlein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tomer Babai	Director	March 20, 2025
Tomer Babai

/s/ Joan C. Conley	Director	March 20, 2025
Joan C. Conley

/s/ Sagit Manor	Director	March 20, 2025
Sagit Manor

/s/ Michael Splinter	Director	March 20, 2025
Michael Splinter

/s/ Stanley Stern	Director	March 20, 2025
Stanley Stern

/s/ John Wilson	Director	March 20, 2025
John Wilson