Form 10-Q
period 2025-03-31
TIGO ENERGY, INC.
filed 2025-05-06
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 62,016,316 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the Company’s ability to meet future liquidity requirements, including our ability to continue as a going concern, which will likely require us to explore refinancing our existing debt and/or raise additional capital in the future;
•
the projected financial information and market opportunities of the Company;
•
the Company’s ability to meet the listing requirements of Nasdaq;
•
the Company’s ability to develop and sell its product offerings and services;
•
the Company’s ability to manage risks associated with seasonal trends and the cyclical nature of the solar industry;
•
the potential liquidity and trading of the Company’s securities;
•
the Company’s ability to acquire and protect intellectual property;
•
the Company’s ability to manage risks associated with the Company’s dependence on a small number of outside contract manufacturers, primarily in China and Thailand;
•
the Company’s ability to continue working with leading solar manufacturers;
•
the Company’s ability to respond to fluctuations in foreign currency exchange rates, trade tariffs or other trade barriers, and political unrest and regulatory changes in the markets into which the Company expands or otherwise operates in;
•
the Company’s ability to enhance future operating and financial results;
•
the Company’s ability to forecast demand accurately and monetize its inventory on-hand;
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

The Company cautions you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. These forward-looking statements are only predictions based on the Company’s current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q, in particular the risks described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the

i

“SEC”) on March 20, 2025 (the “2024 Annual Report”) and the Company’s other filings with the SEC. It is not possible for the management of the Company to predict all risks, nor can the Company assess the impact of all factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements the Company may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report on Form 10-Q.

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

ii

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$8,501	$11,746
Marketable securities, short-term	11,777	8,156
Accounts receivable, net of allowance for credit losses of $2,133 and $2,239 at March 31, 2025, and December 31, 2024, respectively	10,373	7,976
Inventory	18,906	21,997
Prepaid expenses and other current assets	2,225	3,533
Total current assets	51,782	53,408
Property and equipment, net	2,530	2,812
Operating right of use assets	1,275	1,576
Intangible assets, net	1,854	1,922
Other assets	989	984
Goodwill	12,209	12,209
Total assets	$70,639	$72,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,968	$8,077
Accrued expenses and other current liabilities	5,875	7,361
Short-term debt, net of unamortized debt discount and issuance costs	42,746	—
Deferred revenue, current portion	687	525
Warranty liability, current portion	611	496
Operating lease liabilities, current portion	438	649
Total current liabilities	58,325	17,108
Warranty liability, net of current portion	6,713	5,302
Deferred revenue, net of current portion	691	644
Long-term debt, net of unamortized debt discount and issuance costs	—	40,511
Operating lease liabilities, net of current portion	843	961
Other long-term liabilities	292	—
Total liabilities	66,864	64,526
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value: 150,000,000 shares authorized; 61,914,519 and 60,800,130 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	6	6
Additional paid-in capital	149,296	146,903
Accumulated deficit	(145,527)	(138,526)
Accumulated other comprehensive income	—	2
Total stockholders’ equity	3,775	8,385
Total liabilities and stockholders’ equity	$70,639	$72,911

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue	$18,839	$9,802
Cost of revenue	11,666	7,036
Gross profit	7,173	2,766
Operating expenses:
Research and development	2,164	2,471
Sales and marketing	3,916	4,603
General and administrative	5,070	4,780
Total operating expenses	11,150	11,854
Loss from operations	(3,977)	(9,088)
Other (income) expenses, net:
Change in fair value of contingent shares liability	—	(196)
Interest expense	2,871	2,826
Other income, net	(143)	(212)
Total other expenses, net	2,728	2,418
Loss before income tax expense	(6,705)	(11,506)
Income tax expense	296	—
Net loss	$(7,001)	$(11,506)

Other comprehensive loss:
Unrealized (loss) gain resulting from change in fair value of marketable securities	$(2)	$12
Total comprehensive loss	$(7,003)	$(11,494)

Loss per common share
Basic	$(0.11)	$(0.19)
Diluted	$(0.11)	$(0.19)
Weighted-average common shares outstanding
Basic	61,657,718	59,374,019
Diluted	61,657,718	59,374,019

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain (loss)	Total stockholders’ equity
Balance at December 31, 2024	60,800,130	$6	$146,903	$(138,526)	$2	$8,385
Issuance of common stock upon exercise of stock options	2,334	—	2	—	—	2
Stock-based compensation expense	—	—	1,576	—	—	1,576
Issuance of common stock in connection with employee incentive restricted stock awards	127,500	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of offering costs	984,966	—	815	—	—	815
Shares withheld for taxes upon restricted stock awards vesting	(411)	—	—	—	—	—
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	(2)	(2)
Net loss	—	—	—	(7,001)	—	(7,001)
Balance at March 31, 2025	61,914,519	$6	$149,296	$(145,527)	$—	$3,775

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) gain	Total stockholders’ equity
Balance at December 31, 2023	58,751,666	$6	$138,657	$(75,780)	$(59)	$62,824
Issuance of common stock upon exercise of stock options	755,016	—	250	—	—	250
Stock-based compensation expense	—	—	2,505	—	—	2,505
Issuance of common stock in connection with the acquisition of fSight	166,271	—	239	—	—	239
Issuance of common stock in connection with employee incentive restricted stock awards	685,213	—	—	—	—	—
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(11,506)	—	(11,506)
Balance at March 31, 2024	60,358,166	$6	$141,651	$(87,286)	$(47)	$54,324

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,001)	$(11,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	310
Provision to write down inventories to net realizable value	28	423
Change in fair value of contingent shares liability	—	(196)
Non-cash interest expense	2,235	2,235
Stock-based compensation	1,576	2,505
Change in allowance for credit losses	(94)	(990)
Non-cash lease expense	301	300
Accretion of interest on marketable securities	(91)	(128)
Changes in operating assets and liabilities:
Accounts receivable	(2,303)	1,546
Inventory	3,063	5,221
Prepaid expenses and other assets	1,303	845
Accounts payable	(116)	(9,448)
Accrued expenses and other liabilities	(1,486)	(2,207)
Deferred revenue	209	250
Warranty liability	1,526	(153)
Operating lease liabilities	(329)	(273)
Other long-term liabilities	292	—
Net cash used in operating activities	$(530)	$(11,266)
Cash flows from investing activities:
Purchase of marketable securities	(7,957)	—
Purchase of property and equipment	—	(367)
Sales and maturities of marketable securities	4,425	16,003
Net cash (used in) provided by investing activities	$(3,532)	$15,636
Cash flows from financing activities:
Proceeds from exercise of stock options	2	250
Proceeds from at-the-market offering	815	—
Net cash provided by financing activities	$817	$250
Net (decrease) increase in cash	(3,245)	4,620
Cash and cash equivalents at beginning of period	11,746	4,405
Cash and cash equivalents at end of period	$8,501	$9,025

	Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,261	$1,250
Cash paid for income taxes	$18	$126
Supplemental schedule of non-cash investing and financing activities:
Operating lease right of use assets obtained in exchange for operating lease liabilities	$—	$82
Property and equipment in accounts payable	$7	$32
Non-cash consideration paid for fSight acquisition	$—	$239
Contingent shares liability from fSight acquisition	$—	$92
Unrealized (loss) gain resulting from change in fair value of marketable securities	$(2)	$12

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

The Company has determined the functional currency of the subsidiaries to be the U.S. dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss and were not material for the three months ended March 31, 2025, and 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly Tigo’s condensed consolidated balance sheet as of March 31, 2025 and its condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2025, and 2024. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The unaudited condensed consolidated financial statements,

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

presented herein, do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 20, 2025.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025.

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

As of March 31, 2025, the Company had cash and cash equivalents of $8.5 million and negative net working capital, which we define as current assets less current liabilities, of $6.5 million. The Convertible Promissory Note (as defined in Note 7, “Debt,” below), has an aggregate principal amount outstanding of $50.0 million as of March 31, 2025, and a maturity date of January 9, 2026. As of the date of this filing, the Company does not have sufficient cash, cash equivalents and marketable securities to repay this obligation. Management determined as a result of this evaluation, the Company’s current cash, net working capital position, and the upcoming maturity date of its Convertible Promissory Note, raises substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Key estimates in the condensed consolidated financial statements include revenue recognition, fair value of investments, allowance for credit allowances, inventory valuation, impairment of long-lived assets, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, product warranty liabilities, incremental borrowing rate for right of use assets and lease liability, valuation allowance on deferred tax assets, assessment of probability of vesting of performance-based equity awards and stock-based compensation, including the underlying fair value of the common stock. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer (the “CEO”). The Company has one business activity — the design, development and sale of solar energy optimization solutions. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment. The CODM assesses performance for the Company, monitors budget versus actual results and determines how to allocate resources based on consolidated net loss as reported in the condensed consolidated statements of operations and comprehensive loss. There are no other significant expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (“Topic 740”). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, although retrospective application is permitted. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact that adopting this ASU will have on the Company’s income tax-related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income (Loss) Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company’s condensed consolidated statements of operations and comprehensive loss in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-04 is effective fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

3.
Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, without consideration for potential dilutive shares of common stock. Diluted net loss per share of common stock is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. In periods in which the Company reports a net loss, diluted net loss per share will be the same as basic net loss per share since dilutive shares are not assumed to have been issued if their effect is antidilutive. As a result, for the periods in which the Company experienced a net loss, the weighted-average shares used to calculate both basic and diluted net loss per share are the same.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted net loss per share to common stockholders:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Numerator:
Net loss	$(7,001)	$(11,506)

Denominator:
Weighted-average shares of common stock outstanding – basic and diluted	61,657,718	59,374,019

Net loss per share of common stock – basic	$(0.11)	$(0.19)
Net loss per share of common stock – diluted	$(0.11)	$(0.19)

The Company excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period.

	As of March 31,
	2025	2024
Outstanding stock options, performance stock units and restricted stock units	4,759,548	1,694,503
Convertible promissory note	5,305,861	5,305,437
	10,065,409	6,999,940

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.
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

Level 3:	Fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Assets:
Cash equivalents:
Money market accounts	$2,905	$—	$—
U.S. agency securities	$—	$996	$—
Marketable securities:
U.S. agency securities	$—	$11,777	$—
December 31, 2024
Assets:
Cash equivalents:
Money market accounts	$6,839	$—	$—
U.S. agency securities	$—	$499	$—
Marketable securities:
Corporate bonds	$—	$2,018	$—
U.S. agency securities	$—	$6,138	$—

During the three months ended March 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

The following is a summary of the changes in fair value of the Company’s marketable securities as of March 31, 2025, and December 31, 2024, respectively:

	As of March 31, 2025
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
U.S. agency securities	$11,777	$—	$—	$11,777
Total available-for-sale marketable securities	$11,777	$—	$—	$11,777

	As of December 31, 2024
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$2,019	$—	$(1)	$2,018
U.S. agency securities	6,135	3	—	6,138
Total available-for-sale marketable securities	$8,154	$3	$(1)	$8,156

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2025, all available-for-sale marketable securities consisted of investments that mature within one year.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of March 31, 2025, the fair value and carrying value of the Company’s Convertible Promissory Note (Note 7) was $44.2 million and $42.7 million, respectively. The estimated fair value for the Company’s Convertible Promissory Note was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

5.
Revenue Recognition

Geographic Net Revenue

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes net revenue by major geographic region:

	Three Months Ended March 31,
(in thousands)	2025	2024
EMEA(1)	$11,552	$5,789
Americas(2)	4,719	2,738
APAC	2,568	1,275
Total net revenue	$18,839	$9,802
(1)
Our net revenues generated from Germany, the United Kingdom, Italy and the Czech Republic represented 15.0%, 14.4%, 10.9% and 10.6% of our total net revenue for the three months ended March 31, 2025, respectively.
(2)
Our net revenues generated from the United States represented 22.2% of our total net revenue for the three months ended March 31, 2025.

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

The following table summarizes the changes in deferred revenue:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance at the beginning of the period	$1,169	$801
Deferral of revenue	3,801	1,666
Recognition of unearned revenue	(3,592)	(1,416)
Balance at the end of the period	$1,378	$1,051

As of March 31, 2025, the Company expects to recognize $1.4 million from remaining performance obligations over a weighted average term of 3.2 years. The Company recognized approximately $0.3 million and $0.2 million in revenue that was included in the beginning contract liabilities balance during the three months ended March 31, 2025, and 2024, respectively.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in product warranty liability:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance at the beginning of the period	$5,798	$5,632
Provision for warranty issued during period	363	138
Changes in estimate	1,280	(197)
Settlements	(117)	(94)
Balance at the end of the period	$7,324	$5,479

6.
Supplementary Balance Sheet and Geographic Information

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventory, net	March 31, 2025	December 31, 2024
Raw materials	$884	$662
Finished goods	18,022	21,335
Inventory, net	$18,906	$21,997

The inventory reserve was $22.2 million and $24.1 million as of March 31, 2025, and December 31, 2024, respectively.

Property and equipment, net	Estimated Useful Life	March 31, 2025	December 31, 2024
Machinery and equipment	7 years	$6,091	$6,051
Vehicles	5 years	31	31
Computer software	5 years	212	212
Computer equipment	5 years	634	602
Furniture and fixtures	5 years	215	216
Leasehold improvements	3 - 6 years	465	465
		7,648	7,577
Less: Accumulated depreciation		5,118	4,765
Property and equipment, net		$2,530	$2,812

For the three months ended March 31, 2025, and 2024 the Company recorded depreciation expense of $0.3 million and $0.2 million, respectively, in the condensed consolidated statements of operations and comprehensive loss.

Accrued expenses and other current liabilities	March 31, 2025	December 31, 2024
Accrued vacation	$970	$924
Accrued compensation	1,447	1,119
Accrued interest	562	1,187
Accrued professional fees	685	894
Accrued warehouse and freight	206	917
Accrued other(1)	1,975	1,773
Other current liabilities	30	547
Accrued expenses and other current liabilities	$5,875	$7,361

(1)
Accrued other as of March 31, 2025, and December 31, 2024, primarily consist of accrued expenses related to legal expense, insurance expense and sales discounts.

(in thousands)	March 31, 2025	December 31, 2024
Allowance for credit losses, beginning balance	$2,239	$4,011
Net charges to recovery	(106)	(1,629)
Write-offs, net of recoveries	—	(143)
Allowance for credit losses, ending balance	$2,133	$2,239

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating ROU assets, by geographic region (in thousands):

Long-lived assets	March 31, 2025	December 31, 2024
EMEA(1)	$1,419	$1,545
Americas(2)	490	719
APAC(3)	1,896	2,124
Total long-lived assets	$3,805	$4,388

(1)
As of March 31, 2025, and December 31, 2024, 28.4% and 26.6% of the Company’s total long-lived assets were located in Israel, respectively.
(2)
As of March 31, 2025, and December 31, 2024, 12.9% and 16.4% of the Company’s total long-lived assets were located in the U.S., respectively.
(3)
As of March 31, 2025, 34.3% and 15.5% of the Company’s total long-lived assets were located in Thailand and China, respectively. As of December 31, 2024, 35.5% and 13.0% of the Company’s total long-lived assets were located in Thailand and China, respectively.
7.
Debt

The Company’s debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Convertible Promissory Note	$50,000	$50,000
Less: short-term debt, net of unamortized debt discount and issuance costs(1)	(42,746)	—
Less: unamortized debt discount and issuance costs	(7,254)	(9,489)
Long-term debt, net of unamortized debt discount and issuance costs	$—	$40,511

(1)
On January 9, 2025, the Convertible Promissory Note was reclassified from non-current liabilities to current liabilities as the maturity date falls within the twelve months of the reporting date.

Convertible Promissory Notes

On January 9, 2023, the Company entered into the Note Purchase Agreement (“Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l. (“L1 Energy”) pursuant to which the Company issued the Convertible Promissory Note in the aggregate principal amount of $50.0 million (the “Convertible Promissory Note”). Outstanding borrowings under the Convertible Promissory Note bears interest at a rate of 5.0% per year. The principal amount of the Convertible Promissory Note is due at the maturity date of January 9, 2026, and interest is payable semiannually. As of March 31, 2025, there was $0.6 million of accrued interest in the condensed consolidated balance sheet.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future aggregate principal maturities of debt are as follows as of March 31, 2025 (in thousands):

Remainder of 2025	$—
2026	50,000
2027	—
2028	—
2029	—
Thereafter	—
$50,000

8.
Commitments and Contingencies

Employment Agreements

The Company entered into employment agreements with key personnel providing compensation and severance in certain circumstances, as defined in the respective employment agreements.

Legal

In the normal course of business, the Company may become involved in litigation or legal disputes that are not covered by insurance. While the Company intends to vigorously defend itself with respect to such disputes, any potential outcomes resulting from such claims would be inherently difficult to quantify. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. During the three months ended March 31, 2025, the Company did not record a material loss with respect to any legal claims or other legal matters arising in the normal course of business.

Indemnification Agreements

From time to time, in its normal course of business, the Company may indemnify other parties with which it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from third-party claims or a breach of representation or covenant. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. In addition, we believe the likelihood is remote that payments under any indemnification agreements described above will have a material effect on the Company’s condensed consolidated financial statements.

The Company has also indemnified its Directors and Executive Officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a Director or Executive Officer.

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for potential indemnification-related obligations at March 31, 2025.

9.
Common and Preferred Stock

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

The Company is authorized to issue 10,000,000 shares of Preferred Stock. As of March 31, 2025, there was no Preferred Stock outstanding.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance were as follows:

As of March 31, 2025
Stock options issued and outstanding	5,210,843
Restricted stock units and performance stock units issued and outstanding	4,585,199
Shares available for potential conversion of L1 Convertible Note	5,305,861
Shares available for grant under 2023 Equity Incentive Plan	3,494,141
18,596,044

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

The following is a summary of the shares issued under our 2024 ATM Program during the three months ended March 31, 2025 (in thousands except average price per share):

Period Ended	Shares Issued	Average Net Price Per Share(1)	Gross Proceeds	Net Proceeds
March 31, 2025	984,966	$1.05	$1,070	$1,037
(1)
Represents the average price per share after commission.
10.
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

Stock options granted to newly hired employees generally vest over a four-year period, following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter, and grants of additional stock options to employees generally vest in equal monthly installments over a four-year period with no cliff vesting. As of March 31, 2025, 706,990 stock options granted under the 2023 Plan had vested and were exercisable. There have been no stock options exercised under the 2023 Plan. The RSUs generally vest over a three-year period, following the date of grant, with a third of the award vesting on each year on the annual anniversary of the grant date.

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of sales	$21	$64
Research and development	306	456
Sales and marketing	403	830
General and administrative	846	1,155
Total stock-based compensation	$1,576	$2,505

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

The Company did not recognize additional stock-based compensation expense as a result of the Option Exchange.

Stock Options

The following table summarizes stock option activity for the Plans for the three months ended March 31, 2025:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000’s)
Outstanding at December 31, 2024	5,403,090	$1.74	7.18
Exercised	(2,334)	$0.60
Forfeited/expired	(189,913)	$6.06
Outstanding at March 31, 2025	5,210,843	$1.58	6.94	$313
Exercisable at March 31, 2025	2,750,633	$1.41	4.94	$313

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $6.1 million, which the Company expects to recognize over a weighted-average period of 2.7 years. There were no options granted during the three months ended March 31, 2025, and 2024.

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

Restricted Stock Units

The following table summarizes RSU activity for the Plans for the three months ended March 31, 2025:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2024	2,103,946	$3.50
Granted	36,070	$0.90
Vested	(126,000)	$1.50
Forfeited/expired	(24,472)	$4.05
Outstanding at March 31, 2025	1,989,544	$3.58

As of March 31, 2025, the total unrecognized compensation expense related to unvested RSUs was $4.8 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

Performance Stock Units

As of March 31, 2025, and December 31, 2024, the Company had an outstanding balance of 1,760,048 PSUs, with a weighted average grant date fair value per share of $1.58. The PSUs vest over a three-year period beginning on January 1, 2025, with one-third of the award eligible to vest at the end of each fiscal year through December 31, 2027, based on the Company’s level of achievement of certain performance-based criteria tied to annual net revenue and adjusted EBITDA targets. The PSUs were valued using the market value of the Company’s Common Stock at the closing market price on the grant date.

As of March 31, 2025, the total unrecognized compensation expense related to PSUs that were deemed probable to vest at the end of their respective performance period was $0.1 million, which the Company expects to recognize over a weighted-average period of 0.8 years.

11.
Leases

As a lessee, the Company currently leases office space and vehicles in the United States, Italy, Israel, China, Philippines and Thailand. All of the Company leases are classified as operating leases. The Company has no leases classified as finance or sales-type

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

leases. For leases with terms greater than 12 months, the Company records the related assets and obligations at the present value of lease payments over the term. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the Company’s determination of lease payments.

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

The components of lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease costs	$317	$334
Variable lease costs	123	92
Total lease cost	$440	$426

Other information related to leases was as follows:

	Three Months Ended March 31,
Supplemental Cash Flows Information (in thousands)	2025	2024
Operating lease right of use assets obtained in exchange for operating lease liabilities	$—	$82
Cash paid for amounts included in the measurement of lease liabilities	$337	$335

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	2.6	2.5
Weighted-average discount rate	4.8%	4.9%

Future maturities of lease liabilities were as follows as of March 31, 2025:

(in thousands)	Operating Leases
Remainder of 2025	$398
2026	472
2027	361
2028	135
2029	8
Thereafter	—
Total future minimum lease payments	$1,374
Less: imputed interest	93
Present value of lease liabilities	$1,281

12.
Goodwill and Intangible Assets

As of March 31, 2025, the Company had a goodwill balance of $12.2 million. The goodwill balance is related to the acquisition of Tigo Energy AI Ltd (f/k/a Foresight Energy, Ltd. (“fSight”)).

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s intangible assets by major asset class are as follows:

	March 31, 2025
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(155)	$295
Customer relationships	10.0	170	(37)	133
Developed technology	10.0	1,820	(394)	1,426
Total intangible assets		$2,440	$(586)	$1,854

	December 31, 2024
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(137)	$313
Customer relationships	10.0	170	(33)	137
Developed technology	10.0	1,820	(348)	1,472
Total intangible assets		$2,440	$(518)	$1,922

The Company recognized amortization expense related to intangible assets of $0.1 million and $0.1 million for the three months ended March 31, 2025, and 2024, respectively.

Amortization expense related to intangible assets at March 31, 2025, in each of the next five years and beyond is expected to be incurred as follows:

(in thousands)	Amount
Remainder of 2025	$203
2026	270
2027	262
2028	260
2029	227
Thereafter	632
$1,854

13.
Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The Company’s effective tax rates for the three months ended March 31, 2025, and 2024 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be maintained against the Company’s deferred tax assets. Additionally, the Company recorded a discrete tax expense for the three months ended March 31, 2025, of $0.3 million related to the estimated settlement of a foreign tax examination. During three months ended March 31, 2025, the Italian tax authority initiated a tax examination of the Company’s Italian operations. As of March 31, 2025, the tax examination is close to settlement and the Company has accrued the amount that it expects to incur. The Company did not record income tax expense for the three months ended March 31, 2024.

14.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto included in our 2024 Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q, including those set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors” in the 2024 Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Trade Tariffs. It is uncertain what impact new or existing tariffs, trade restrictions, or retaliatory actions may have on us, the solar industry, and our customers. U.S. net revenue represented 22.2% of our total net revenue for the three months ended March 31, 2025. Substantially all of our MLPE products, which represented 67.4% of U.S. net revenues during the three months ended March 31, 2025, were manufactured in Thailand and future purchases may be subject to a 10% reciprocal import tariff as of the date of this report. In addition, substantially all of our GO ESS products, which represented 21.6% of U.S. net revenues during the three months ended March 31, 2025, were manufactured in China and future purchases may be subject to reciprocal import tariffs of 145% as of the date of this report.

While we are actively evaluating alternative sourcing strategies, the global supply chain for key hardware components necessary to manufacture our products remains concentrated in regions affected by these trade measures, and identifying qualified suppliers outside of these regions with sufficient capacity and technical expertise remains challenging.

Any escalation in trade tensions, new or expanded tariffs, or broader geopolitical instability could impact our sourcing flexibility, product pricing, cost structure, and/or customer demand for our product lines. These factors, combined with potential economic softening, could lead to elevated inventory levels and reduced leverage in supplier pricing negotiations. Any of these outcomes could negatively affect our operations, financial performance, and cash flows.

Managing Supply Chain. We rely on contract manufacturers and suppliers to produce our components, with a significant portion of our supply chain originating in Thailand and China. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. While we have diversified our supply chain, some of our suppliers and contract manufacturers are sole-source suppliers. Our concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, as a result of new or existing tariffs, trade restrictions, retaliatory actions, or otherwise, it could delay the manufacturing and delivery of our products, which would adversely impact our cash flows and results of operations, including revenue and gross margin. In addition, in a slowing economic environment in the U.S. and worldwide, our inventory levels may continue to increase due to existing purchase commitments and our ability to negotiate volume pricing discounts may be impaired.

Demand for Products. The demand for our products in Europe and the United States experienced a notable slowdown beginning in the second quarter in 2023 and continued into 2024. Although our net revenue has increased on a sequential basis in each quarter of 2024 and continuing into the first quarter of 2025, our quarterly and year-to-date results have remained substantially lower than comparable periods prior to the slowdown. In Europe, the slowdown was primarily due to elevated inventory levels with distributors and an overall channel inventory correction as they responded to a slower demand environment. Additionally, there has been uncertainty surrounding the net energy metering policies and solar export penalties in the European markets, such as Germany, Belgium, Italy and the United Kingdom, which also contributed to the overall slowdown in demand in Europe. In the United States, the slowdown was primarily attributable due to higher interest rates than recent prior periods and the transition from the second iteration of net metering (“NEM 2.0”) to the third iteration of net metering (“NEM 3.0”) in California.

As a result of these factors, we recognized inventory charges of $23.5 million to write down inventories to their estimated net realizable value during the year ended December 31, 2024. The charge was primarily related to slow-moving inventory within the GO ESS line of energy storage solutions.

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

Expansion of Sales with Existing Customers and Adding New Customers. Our ability to grow our revenue is, in part, dependent on our ability to expand product offerings and services in the U.S. residential market. In our North American market, revenue is generally generated from our product offerings and services in the commercial and industrial markets. We plan to expand our presence in the residential market through offerings with residential solar providers. We also expect to continue to evaluate and invest in new market opportunities internationally. We believe that our entry into new markets will continue to facilitate revenue growth and customer diversification. We primarily acquire new customers through collaboration with our industry partners and distributors. While we expect that a substantial portion of our future revenues in the near-term will be generated from our existing customers, we expect to invest in our sales and marketing to broaden reach with new residential customers in the U.S. and EMEA.

Expansion of New Products and Services. We have made substantial investments in research and development and sales and marketing to achieve a leading position in our market and revenue growth. While a substantial majority of our revenue is generated from the sale of our MLPE products, we also generate a small portion of revenue from our offerings of GO Energy Storage Systems (“GO ESS”) and Predict+ service, and the Company intends to continue developing and promoting these product and service lines.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Net revenue	$18,839	$9,802	$9,037	92.2%
Gross profit	$7,173	$2,766	$4,407	159.3%
Gross margin	38.1%	28.2%
Operating loss	$(3,977)	$(9,088)	$5,111	56.2%
Net loss	$(7,001)	$(11,506)	$4,505	39.2%

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

Key Components and Comparison of Results of Operations

Net Revenue

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Net revenue	$18,839	$9,802	$9,037	92.2%

Three months ended March 31, 2025, and 2024

Net revenue increased by $9.0 million or 92.2% for the three months ended March 31, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $8.0 million or 101.2% in net revenue from our MLPE product line, in addition to an increase of $0.7 million or 49.3% in net revenue from our GO ESS product line. The increase is primarily due to a continued recovery in sales that began in the first quarter of 2024 following an industry-wide macroeconomic slowdown that began in the second half of 2023. Please see the section below for a discussion of the factors influencing the fluctuations in net revenue for each of our geographic regions.

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
EMEA	$11,552	$5,789	$5,763	99.6%
Americas	4,719	2,738	1,981	72.4%
APAC	2,568	1,275	1,293	101.4%
Total net revenue	$18,839	$9,802	$9,037	92.2%

Three months ended March 31, 2025, and 2024

•
EMEA - Net revenue for the EMEA region increased by $5.8 million or 99.6% for the three months ended March 31, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $5.0 million and $0.7 million in net revenue from our MLPE and GO ESS product lines, respectively. The growth was primarily driven by higher demand of our MLPE products in the United Kingdom, Germany and Italy, in addition to the sale of $1.0 million of GO ESS product to a customer in Italy.
•
Americas - Net revenue for the Americas region increased by $2.0 million or 72.4% for the three months ended March 31, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $1.8 million in net revenue from our MLPE product line. This growth was primarily driven by higher demand of our MLPE products in the United States.
•
APAC - Net revenue for the APAC region increased by $1.3 million or 101.4% for the three months ended March 31, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $1.3 million in net revenue from our MLPE product line. This growth was primarily driven by higher demand of our MLPE products in China and Thailand.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Cost of revenue	$11,666	$7,036	$4,630	65.8%
Gross profit	$7,173	$2,766	$4,407	159.3%
Gross margin	38.1%	28.2%

Three months ended March 31, 2025, and 2024

Cost of revenues increased by $4.6 million or 65.8% and gross profit increased by $4.4 million or 159.3% for the three months ended March 31, 2025, as compared to the same period in 2024, which is primarily driven by a 92.2% increase in net revenue for the three months ended March 31, 2025, compared to the same periods in 2024. In addition to higher net revenue, the increase was driven by a $1.7 million increase in product warranty expense which was primarily driven by a change in estimate in service delivery costs that were higher due to current macroeconomic conditions. The increase was partially offset due to a portion of the higher net revenue including sales of previously impaired GO ESS inventory during the three months ended March 31, 2025.

Gross margin increased by 9.9 percentage points for the three months ended March 31, 2025, as compared to the same periods in 2024. The increase is primarily due to an increase in net revenue, with a portion of those sales including previously impaired GO ESS inventory.

Research and Development

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Research and development	$2,164	$2,471	$(307)	(12.4)%
Percentage of net revenue	11.5%	25.2%

Three months ended March 31, 2025, and 2024

Research and development expense decreased by $0.3 million or 12.4% for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease is attributed to reduced payroll expense resulting from a lower headcount during the three months ended March 31, 2025, compared to the same period in 2024.

The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Sales and Marketing

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Sales and marketing	$3,916	$4,603	$(687)	(14.9)%
Percentage of net revenue	20.8%	47.0%

Three months ended March 31, 2025, and 2024

Sales and marketing expense decreased by $0.7 million or 14.9% for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease is attributed to reduced payroll expense resulting from a lower headcount during the three months ended March 31, 2025, compared to the same period in 2024.

General and Administrative

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
General and administrative	$5,070	$4,780	$290	6.1%
Percentage of net revenue	26.9%	48.8%

Three months ended March 31, 2025, and 2024

General and administrative expense increased by $0.3 million or 6.1% for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to the collection of accounts receivable that were previously reserved for as bad debt expense during the three months ended March 31, 2024, and is partially offset by decreases in insurance expense and professional fees during the three months ended March 31, 2025, compared to same period in 2024.

Other Expenses, Net

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Change in fair value of contingent shares liability	$—	$(196)	$196	n/m
Interest expense	2,871	2,826	45	1.6%
Other income, net	(143)	(212)	69	32.5%
Total other expenses, net	$2,728	$2,418	$310	12.8%

Three months ended March 31, 2025, and 2024

The change in fair value of contingent shares liability for the three months ended March 31, 2024, was attributable to the revaluation of the contingent shares at each reporting period based on the Company’s share price as of the revaluation date. The final release of the contingent shares occurred on July 25, 2024.

Interest expense increased by a de minimis amount for the three months ended March 31, 2025, as compared to the same period in 2024.

Other income, net decreased by a de minimis amount for the three months ended March 31, 2025, as compared to the same period in 2024.

Income Tax Expense

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Income tax expense	$296	$—	$296	n/m

Three months ended March 31, 2025, and 2024

Income tax expense increased $0.3 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily related to an estimated settlement of foreign tax examination. For more information, see Note 13, “Income Taxes” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity, Going Concern and Capital Resources

As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents and marketable securities of $20.3 million and negative working capital, which we define as current assets less current liabilities, of $6.5 million. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments and the repayment of our Convertible Promissory Note (as defined below) due in January 2026.

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“Subtopic 205-40”), we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Convertible Promissory Note, which has an aggregate principal amount outstanding of $50.0 million as of March 31, 2025, has a maturity date of January 9, 2026. See Note 7, “Debt,” of the notes to condensed consolidated financial statements for additional information regarding the Convertible Promissory Note. Management determined as a result of this evaluation, our current cash, working capital position, and upcoming maturity date of its Convertible Promissory Note, raises substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

The condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the three months ended March 31, 2025, a total of 984,966 shares of common stock were issued pursuant to the Sales Agreement for aggregate gross proceeds of approximately $1.1 million, before deducting commissions and offering expenses payable by us. As of March 31, 2025, $13.1 million remained available under the ATM Agreement. Refer to Note 9, “Common Stock”, in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Convertible Note. As of March 31, 2025, our Convertible Note obligation was $50.0 million. Upon reaching the maturity date of the Convertible Note, January 9, 2026, we would need to pay cash or issue shares of common stock equal to the aggregate principal amount of the Convertible Note to be converted. As noted above, there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued due to the upcoming maturity date of the Convertible Note. Management continues to explore options to address the substantial doubt, however there can be no assurance that we will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy the Convertible Promissory Note obligation. Refer to the section above for more information regarding our going concern analysis and management’s plan to address the substantial doubt. Refer to Note 7, in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(530)	$(11,266)
Net cash (used in) provided by investing activities	(3,532)	15,636
Net cash provided by financing activities	817	250
Net (decrease) increase in cash and cash equivalents	$(3,245)	$4,620

Management closely monitors expenditures and is focused on obtaining new customers and continuing to develop our products and services. Cash from operations and our liquidity could also be affected by various risks and uncertainties, including, but not limited to, economic concerns related to tariffs, interest rates, inflation or the supply chain, including timing of cash collections from customers and other risks which are detailed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q, including in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors” in the 2024 Annual Report.

Cash Flows Used in Operating Activities

Cash flows from operating activities consisted of net loss adjusted for certain non-cash reconciling items, such as non-cash interest expense, stock-based compensation expense, provision to write down inventories to net realizable value, depreciation and amortization, and non-cash lease expense, and changes in our operating assets and liabilities. Cash used in operating activities decreased by $10.7 million in the three months ended March 31, 2025, as compared to the same period in 2024.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities was $3.5 million for the three months ended March 31, 2025, which is primarily attributable to the purchase of marketable securities and was partially offset by the sale of marketable securities. Net cash provided by investing activities was $15.6 million for the three months ended March 31, 2024, which is primarily attributable to the sale of marketable securities and was partially offset by the purchase property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $0.6 million in the three months ended March 31, 2025, compared to the same period in 2024 which is primarily attributable to the proceeds from the Company’s at-the-market offering and payments of tax withholdings on stock options.

Contractual Obligations

Our contractual obligations primarily consist of our Convertible Promissory Note, obligations under operating leases and inventory component purchases. As of March 31, 2025, there have been no material changes from our disclosure in our 2024 Annual Report. For more information on our future minimum operating leases, see Note 11, “Leases” and for more information on our Convertible Promissory Notes and other related debt, see Note 7, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the periods presented, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

For the period ended March 31, 2025, there have been no material changes to our critical accounting estimates from the information reported in our 2024 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in the section entitled “Risk Factors” in Part I, Item 1A, of the Company’s 2024 Annual Report, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed except the following:

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

On April 3, 2025, we received a letter from Nasdaq indicating that the listing of the Company’s common stock was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price of our common stock was less than $1.00 per share over a consecutive 30- trading-day period. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until September 30, 2025, to regain compliance with the minimum bid price requirement, with the possibility of extension for an additional 180 calendar days if we meet Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the deficiency during such additional compliance period, by effecting a reverse stock split, if necessary

We can regain compliance if our common stock is at least $1.00 for a minimum of 10 consecutive business days (unless Nasdaq exercises its discretion to extend the 10-day period) at any time during the 180 day compliance period (or additional compliance period, if applicable) (the “Nasdaq Listing Requirement”).

If it appears to Nasdaq that we will not be able to cure the deficiency in connection with the minimum bid price requirement, or if we are otherwise not eligible for the additional compliance period, and we do not regain compliance by September 30, 2025 for the minimum bid price requirement, Nasdaq will provide written notification to us that our shares of common stock are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

The notice is a notice of deficiency, not delisting, and does not currently affect the listing or trading of our common stock on Nasdaq, which continues to trade under the symbol “TYGO.” However, as of March 31, 2025, we did not meet the Nasdaq Listing Requirement, and we may not meet that requirement before the end of the compliance period (or additional compliance period, if applicable).

We continue to actively monitor the closing bid price of our common stock and are evaluating available options, including seeking to effect a reverse stock split and intend to take appropriate steps to maintain our listing on Nasdaq. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement.

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

10.2

Amended and Restated Employment Agreement, dated as of February 19, 2025, by and between Bill Roeschlein and Tigo Energy, Inc. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2025).

10.3	Executive Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2025).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b)
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b)
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: May 6, 2025