Form 10-Q
period 2025-06-30
TIGO ENERGY, INC.
filed 2025-08-05
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40710

Tigo Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-3583873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
983 University Avenue, Suite B, Los Gatos, California	95032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 402-0802

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TYGO	The Nasdaq Stock Market LLC

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

As of July 31, 2025, the registrant had 65,740,057 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the Company’s ability to meet the continued listing requirements of Nasdaq;
•
the Company’s ability to develop and sell its product offerings and services;
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

ii

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$10,212	$11,746
Marketable securities, short-term	17,804	8,156
Accounts receivable, net of allowance for credit losses of $2,077 and $2,239 at June 30, 2025, and December 31, 2024, respectively	10,395	7,976
Inventory	18,927	21,997
Prepaid expenses and other current assets	3,014	3,533
Total current assets	60,352	53,408
Property and equipment, net	2,537	2,812
Operating right of use assets	2,701	1,576
Intangible assets, net	1,787	1,922
Other assets	1,059	984
Goodwill	12,209	12,209
Total assets	$80,645	$72,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,226	$8,077
Accrued expenses and other current liabilities	6,823	7,361
Short-term debt, net of unamortized debt discount and issuance costs	44,981	—
Deferred revenue, current portion	724	525
Warranty liability, current portion	556	496
Operating lease liabilities, current portion	692	649
Total current liabilities	68,002	17,108
Warranty liability, net of current portion	7,571	5,302
Deferred revenue, net of current portion	898	644
Long-term debt, net of unamortized debt discount and issuance costs	—	40,511
Operating lease liabilities, net of current portion	2,210	961
Other long-term liabilities	272	—
Total liabilities	78,953	64,526
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value: 150,000,000 shares authorized; 62,628,790 and 60,800,130 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	6	6
Additional paid-in capital	151,646	146,903
Accumulated deficit	(149,957)	(138,526)
Accumulated other comprehensive income	(3)	2
Total stockholders’ equity	1,692	8,385
Total liabilities and stockholders’ equity	$80,645	$72,911

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$24,055	$12,701	$42,894	$22,503
Cost of revenue	13,292	8,834	24,958	15,870
Gross profit	10,763	3,867	17,936	6,633
Operating expenses:
Research and development	2,267	2,704	4,431	5,175
Sales and marketing	4,412	4,055	8,328	8,658
General and administrative	5,588	5,511	10,658	10,291
Total operating expenses	12,267	12,270	23,417	24,124
Loss from operations	(1,504)	(8,403)	(5,481)	(17,491)
Other expenses (income), net:
Change in fair value of contingent shares liability	—	41	—	(155)
Interest expense	2,868	2,862	5,739	5,688
Other income, net	(100)	(1)	(243)	(213)
Total other expenses, net	2,768	2,902	5,496	5,320
Loss before income tax expense	(4,272)	(11,305)	(10,977)	(22,811)
Income tax expense	158	16	454	16
Net loss	$(4,430)	$(11,321)	$(11,431)	$(22,827)

Other comprehensive loss:
Unrealized (loss) gain resulting from change in fair value of marketable securities	$(3)	$24	$(5)	$36
Total comprehensive loss	$(4,433)	$(11,297)	$(11,436)	$(22,791)

Loss per common share
Basic	$(0.07)	$(0.19)	$(0.18)	$(0.38)
Diluted	$(0.07)	$(0.19)	$(0.18)	$(0.38)
Weighted-average common shares outstanding
Basic	62,290,411	60,363,680	61,977,574	59,874,991
Diluted	62,290,411	60,363,680	61,977,574	59,874,991

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain (loss)	Total stockholders’ equity
Balance at December 31, 2024	60,800,130	$6	$146,903	$(138,526)	$2	$8,385
Issuance of common stock upon exercise of stock options	2,334	—	2	—	—	2
Stock-based compensation expense	—	—	1,576	—	—	1,576
Issuance of common stock in connection with employee incentive restricted stock awards	127,500	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of offering costs	984,966	—	815	—	—	815
Shares withheld for taxes upon restricted stock awards vesting	(411)	—	—	—	—	—
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	(2)	(2)
Net loss	—	—	—	(7,001)	—	(7,001)
Balance at March 31, 2025	61,914,519	$6	$149,296	$(145,527)	$—	$3,775
Issuance of common stock upon exercise of stock options	160,019	—	95	—	—	95
Stock-based compensation expense	—	—	2,300	—	—	2,300
Issuance of common stock in connection with employee incentive restricted stock awards	554,938	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of offering costs	2,243	—	(42)	—	—	(42)
Shares withheld for taxes upon restricted stock awards vesting	(2,929)	—	(3)	—	—	(3)
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(4,430)	—	(4,430)
Balance at June 30, 2025	62,628,790	$6	$151,646	$(149,957)	$(3)	$1,692

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

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,431)	$(22,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	642	612
Provision to write down inventories to net realizable value	98	458
Change in fair value of contingent shares liability	—	(155)
Non-cash interest expense	4,470	4,470
Stock-based compensation	3,876	4,208
Change in allowance for credit losses	(125)	(1,434)
Non-cash lease expense	508	619
Accretion of interest on marketable securities	(253)	(163)
Loss on disposal of property and equipment	11	—
Changes in operating assets and liabilities:
Accounts receivable	(2,294)	1,379
Inventory	2,972	9,632
Prepaid expenses and other assets	444	687
Accounts payable	6,149	(8,392)
Accrued expenses and other liabilities	(538)	(1,648)
Deferred revenue	453	178
Warranty liability	2,329	145
Operating lease liabilities	(341)	(641)
Other long-term liabilities	272	—
Net cash provided by (used in) operating activities	$7,242	$(12,872)
Cash flows from investing activities:
Purchase of marketable securities	(19,025)	—
Purchase of property and equipment	(243)	(418)
Sales and maturities of marketable securities	9,625	23,768
Net cash (used in) provided by investing activities	$(9,643)	$23,350
Cash flows from financing activities:
Proceeds from exercise of stock options	97	260
Proceeds from at-the-market offering	773	—
Payment of tax withholdings on restricted stock awards	(3)	—
Net cash provided by financing activities	$867	$260
Net (decrease) increase in cash and cash equivalents	(1,534)	10,738
Cash and cash equivalents at beginning of period	11,746	4,405
Cash and cash equivalents at end of period	$10,212	$15,143

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,267	$1,250
Cash paid for income taxes	$44	$373
Supplemental schedule of non-cash investing and financing activities:
Operating lease right of use assets obtained in exchange for operating lease liabilities	$1,633	$126
Property and equipment in accounts payable	$—	$31
Non-cash consideration paid for fSight acquisition	$—	$239
Contingent shares liability from fSight acquisition	$—	$132
Unrealized (loss) gain resulting from change in fair value of marketable securities	$(5)	$36

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

The Company provides solar and energy storage solutions, including module level power electronics (“MLPE”) designed to maximize the energy output of individual solar modules, delivering more energy, active management, and enhanced safety for utility, commercial, and residential solar arrays. By combining its MLPE and solar optimizer technology with intelligent, cloud-based software capabilities, the Company enables advanced energy monitoring, system diagnostics, and real-time control. These smart hardware and software solutions enhance system performance, lower operating costs, and ensure compliance with safety regulations, including rapid shutdown requirements. In addition to MLPE, the Company develops and manufactures inverters and battery storage systems for the residential solar-plus storage market, further expanding its suite of solutions for efficient and reliable energy management. The Company is headquartered in Los Gatos, California, with offices in Europe, Asia, and the Middle East.

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

The Company has determined the functional currency of the subsidiaries to be the U.S. dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss and were not material for the three and six months ended June 30, 2025, and 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly Tigo’s condensed consolidated balance sheet as of June 30, 2025 and its condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three and six months ended June 30, 2025, and 2024. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The unaudited condensed consolidated financial

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

statements, presented herein, do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 20, 2025.

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

As of June 30, 2025, the Company had cash and cash equivalents of $10.2 million and negative net working capital, which we define as current assets less current liabilities, of $7.7 million. The Convertible Promissory Note (as defined in Note 7, “Debt,” below), has an aggregate principal amount outstanding of $50.0 million as of June 30, 2025, and a maturity date of January 9, 2026. As of the date of this filing, the Company does not have sufficient cash, cash equivalents and marketable securities to repay this obligation. Management determined as a result of this evaluation, the Company’s current cash, net working capital position, and the upcoming maturity date of its Convertible Promissory Note, raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is exploring options for the refinancing of, or other transactions to facilitate the payment of, the Convertible Promissory Note. The Company’s ability to raise capital may be constrained by the price of and demand for the Company’s common stock. Additional capital may not be available on favorable terms or at all, and could further dilute our current stockholders. Management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. There can be no assurance that the Company will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy its Convertible Promissory Note obligation in January 2026.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted net loss per share to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(4,430)	$(11,321)	$(11,431)	$(22,827)

Denominator:
Weighted-average shares of common stock outstanding – basic and diluted	62,290,411	60,363,680	61,977,574	59,874,991

Net loss per share of common stock – basic	$(0.07)	$(0.19)	$(0.18)	$(0.38)
Net loss per share of common stock – diluted	$(0.07)	$(0.19)	$(0.18)	$(0.38)

The Company excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period.

	As of June 30,
	2025	2024
Outstanding stock options, performance stock units and restricted stock units	4,501,506	3,267,452
Convertible promissory note	5,305,861	5,305,861
	9,807,367	8,573,313

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

Level 3:	Fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Assets:
Cash equivalents:
Money market accounts	$69	$—	$—
U.S. agency securities	$—	$1,987	$—
Marketable securities:
U.S. agency securities	$—	$17,804	$—
December 31, 2024
Assets:
Cash equivalents:
Money market accounts	$6,839	$—	$—
U.S. agency securities	$—	$499	$—
Marketable securities:
Corporate bonds	$—	$2,018	$—
U.S. agency securities	$—	$6,138	$—

During the three and six months ended June 30, 2025, there were no transfers between Level 1, Level 2 and Level 3.

The following is a summary of the changes in fair value of the Company’s marketable securities as of June 30, 2025, and December 31, 2024, respectively:

	As of June 30, 2025
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
U.S. agency securities	$17,807	$—	$(3)	$17,804
Total available-for-sale marketable securities	$17,807	$—	$(3)	$17,804

	As of December 31, 2024
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$2,019	$—	$(1)	$2,018
U.S. agency securities	6,135	3	—	6,138
Total available-for-sale marketable securities	$8,154	$3	$(1)	$8,156

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2025, all available-for-sale marketable securities consisted of investments that mature within one year.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of June 30, 2025, the fair value and carrying value of the Company’s Convertible Promissory Note (Note 7) was $45.7 million and $45.0 million, respectively. The estimated fair value for the Company’s Convertible Promissory Note was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

5.
Revenue Recognition

Geographic Net Revenue

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes net revenue by major geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
EMEA(1)	$18,259	$6,998	$29,811	$12,787
Americas(2)	4,595	2,835	9,314	5,572
APAC	1,201	2,868	3,769	4,144
Total net revenue	$24,055	$12,701	$42,894	$22,503
(1)
Our net revenues generated from Germany, the Czech Republic, and Italy represented 22.6%, 20.4%, and 10.8% of our total net revenue for the three months ended June 30, 2025, respectively. Our net revenues generated from Germany, the Czech Republic, the United Kingdom, and Italy represented 19.3%, 16.1%, 11.6%, and 10.9% of our total net revenue for the six months ended June 30, 2025, respectively.
(2)
Our net revenues generated from the United States represented 17.4% and 19.5% of our total net revenue for the three and six months ended June 30, 2025, respectively.

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

The following table summarizes the changes in deferred revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at the beginning of the period	$1,378	$1,051	$1,169	$801
Deferral of revenue	5,108	2,949	8,909	4,615
Recognition of unearned revenue	(4,864)	(3,021)	(8,456)	(4,437)
Balance at the end of the period	$1,622	$979	$1,622	$979

As of June 30, 2025, the Company expects to recognize $1.6 million from remaining performance obligations over a weighted average term of 3.4 years. The Company recognized approximately $0.3 million and $0.6 million in revenue that was included in the beginning contract liabilities balance during the three and six months ended June 30, 2025, respectively. The Company recognized approximately $0.3 million and $0.5 million in revenue that was included in the beginning contract liabilities balance during the three and six months ended June 30, 2024, respectively.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

warranty accruals may be made if unforeseen technical problems arise. Should the actual experience relative to these factors differ from the estimates, the Company may be required to record additional warranty reserves. Product warranty costs are recorded as expense to cost of revenue based on customer history, historical information and current trends.

The following table summarizes the changes in product warranty liability:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at the beginning of the period	$7,324	$5,479	$5,798	$5,632
Provision for warranty issued during period	986	550	1,349	688
Changes in estimate	(40)	(177)	1,240	(374)
Settlements	(143)	(75)	(260)	(169)
Balance at the end of the period	$8,127	$5,777	$8,127	$5,777

6.
Supplementary Balance Sheet and Geographic Information

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventory, net	June 30, 2025	December 31, 2024
Raw materials	$883	$662
Finished goods	18,044	21,335
Inventory, net	$18,927	$21,997

The inventory reserve was $17.9 million and $24.1 million as of June 30, 2025, and December 31, 2024, respectively.

Property and equipment, net	Estimated Useful Life	June 30, 2025	December 31, 2024
Machinery and equipment	7 - 25 years	$6,404	$6,051
Vehicles	5 years	31	31
Computer software	5 years	212	212
Computer equipment	5 years	640	602
Furniture and fixtures	5 years	219	216
Leasehold improvements	3 - 6 years	76	465
Construction in progress		69	—
		7,651	7,577
Less: Accumulated depreciation		5,114	4,765
Property and equipment, net		$2,537	$2,812

For the three and six months ended June 30, 2025, the Company recorded depreciation expense of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2024, the Company recorded depreciation expense of $0.3 million and $0.5 million, respectively. Depreciation expense is recorded in the condensed consolidated statements of operations and comprehensive loss.

Accrued expenses and other current liabilities	June 30, 2025	December 31, 2024
Accrued vacation	$994	$924
Accrued compensation	2,235	1,119
Accrued interest	1,187	1,187
Accrued professional fees	520	894
Accrued warehouse and freight	181	917
Accrued other(1)	1,507	1,773
Other current liabilities	199	547
Accrued expenses and other current liabilities	$6,823	$7,361

(1)
Accrued other as of June 30, 2025, and December 31, 2024, primarily consist of accrued expenses related to legal expense, insurance expense and sales discounts.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	June 30, 2025	December 31, 2024
Allowance for credit losses, beginning balance	$2,239	$4,011
Net charges to recovery	(129)	(1,629)
Write-offs, net of recoveries	(33)	(143)
Allowance for credit losses, ending balance	$2,077	$2,239

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating ROU assets, by geographic region (in thousands):

Long-lived assets	June 30, 2025	December 31, 2024
EMEA(1)	$1,348	$1,545
Americas(2)	2,031	719
APAC(3)	1,859	2,124
Total long-lived assets	$5,238	$4,388

(1)
As of June 30, 2025, and December 31, 2024, 19.9% and 26.6% of the Company’s total long-lived assets were located in Israel, respectively.
(2)
As of June 30, 2025, and December 31, 2024, 38.8% and 16.4% of the Company’s total long-lived assets were located in the U.S., respectively.
(3)
As of June 30, 2025, 25.4% and 10.1% of the Company’s total long-lived assets were located in Thailand and China, respectively. As of December 31, 2024, 35.5% and 13.0% of the Company’s total long-lived assets were located in Thailand and China, respectively.
7.
Debt

The Company’s debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Convertible Promissory Note	$50,000	$50,000
Less: short-term debt, net of unamortized debt discount and issuance costs(1)	(44,981)	—
Less: unamortized debt discount and issuance costs	(5,019)	(9,489)
Long-term debt, net of unamortized debt discount and issuance costs	$—	$40,511

(1)
On January 9, 2025, the Convertible Promissory Note was reclassified from non-current liabilities to current liabilities as the maturity date falls within the twelve months of the reporting date. As of June 30, 2025, the outstanding balance of the Convertible Promissory Note is presented within current liabilities as “Short-term debt, net of unamortized debt discount and issuance costs.”

Convertible Promissory Notes

On January 9, 2023, the Company entered into the Note Purchase Agreement (“Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l. (“L1 Energy”) pursuant to which the Company issued the Convertible Promissory Note in the aggregate principal amount of $50.0 million (the “Convertible Promissory Note”). Outstanding borrowings under the Convertible Promissory Note bears interest at a rate of 5.0% per year. The principal amount of the Convertible Promissory Note is due at the maturity date of January 9, 2026, and interest is payable semiannually. As of June 30, 2025, there was $1.2 million of accrued interest in the condensed consolidated balance sheet.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Future aggregate principal maturities of debt are as follows as of June 30, 2025 (in thousands):

Remainder of 2025	$—
2026	50,000
2027	—
2028	—
2029	—
Thereafter	—
$50,000

8.
Commitments and Contingencies

Employment Agreements

The Company entered into employment agreements with key personnel providing compensation and severance in certain circumstances, as defined in the respective employment agreements.

Legal

In the normal course of business, the Company may become involved in litigation or legal disputes that are not covered by insurance. While the Company intends to vigorously defend itself with respect to such disputes, any potential outcomes resulting from such claims would be inherently difficult to quantify. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. During the three and six months ended June 30, 2025, the Company did not record a material loss with respect to any legal claims or other legal matters arising in the normal course of business.

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

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for potential indemnification-related obligations at June 30, 2025.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.
Common and Preferred Stock

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

The Company is authorized to issue 10,000,000 shares of Preferred Stock. As of June 30, 2025, there was no Preferred Stock outstanding.

Common Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance were as follows:

As of June 30, 2025
Stock options issued and outstanding	4,945,867
Restricted stock units issued and outstanding	2,127,500
Performance stock units issued and outstanding	1,760,048
Shares available for potential conversion of L1 Convertible Note	5,305,861
Shares available for grant under 2023 Equity Incentive Plan	2,759,187
16,898,463

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

The following is a summary of the shares issued under our 2024 ATM Program during the six months ended June 30, 2025 (in thousands except shares issued and average price per share):

Period Ended	Shares Issued	Average Net Price Per Share(1)	Gross Proceeds	Net Proceeds
June 30, 2025	987,209	$1.05	$1,073	$1,041

(1)
Represents the average price per share after commission.
10.
Stock-Based Compensation

The Company adopted the 2008 Stock Plan (“2008 Plan”) under which it may issue stock options to purchase shares of common stock, and award restricted stock and stock appreciation rights to employees, Directors and consultants. The 2008 Plan expired in March 2018 and all award issuance therefore ceased. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. Options outstanding under the 2008 Plan will remain outstanding until they are exercised, canceled or expired.

In May 2018, the Company adopted the 2018 Stock Plan (“2018 Plan”) under which the Company may issue stock options to purchase shares of common stock, and award restricted stock and stock appreciation rights to employees, Directors and consultants.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Under the 2018 Plan, the Board of Directors may grant incentive stock options or non-qualified stock options. Incentive stock options may only be granted to Company employees. The 2018 Plan expired in May 2023 and all award issuance therefore ceased. The exercise price of incentive stock options and non-qualified stock options cannot be less than 100% of the fair value per share of the Company’s common stock on the grant date. If an individual owns more than 10% of the Company’s outstanding capital stock, the price of each share incentive stock option will be at least 110% of the fair value. Fair value was determined by the Board of Directors. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. Options outstanding under the 2018 Plan will remain outstanding until they are exercised, canceled or expire.

In May 2023, the Company adopted the 2023 Equity Incentive Plan (“2023 Plan”) under which the Company may issue stock options to purchase shares of common stock, award restricted stock, restricted stock units (“RSU”), performance stock units (“PSUs”), dividend equivalents, stock appreciation rights, and other stock-based or cash-based awards to employees, Directors and consultants.

Stock options granted to newly hired employees generally vest over a four-year period, following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter, and grants of additional stock options to employees generally vest in equal monthly installments over a four-year period with no cliff vesting. As of June 30, 2025, 500,819 stock options granted under the 2023 Plan had vested and were exercisable. There have been 1,258 stock options exercised under the 2023 Plan. The RSUs generally vest over a three-year period, following the date of grant, with a third of the award vesting on each year on the annual anniversary of the grant date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$18	$31	$39	$95
Research and development	136	223	442	679
Sales and marketing	801	341	1,204	1,171
General and administrative	1,345	1,108	2,191	2,263
Total stock-based compensation	$2,300	$1,703	$3,876	$4,208

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options

The following table summarizes stock option activity for the Plans for the six months ended June 30, 2025:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000’s)
Outstanding at December 31, 2024	5,403,090	$1.74	7.18
Exercised	(163,611)	0.60
Forfeited/expired	(293,612)	5.23
Outstanding at June 30, 2025	4,945,867	$1.57	6.90	$1,079
Exercisable at June 30, 2025	2,748,034	$1.46	5.21	$994

As of June 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $5.3 million, which the Company expects to recognize over a weighted-average period of 2.5 years. There were no options granted during the three and six months ended June 30, 2025, and 2024.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units

The following table summarizes RSU activity for the Plans for the six months ended June 30, 2025:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2024	2,103,946	$3.50
Granted	738,463	0.98
Vested	(682,438)	1.26
Forfeited/expired	(32,471)	5.83
Outstanding at June 30, 2025	2,127,500	$3.31

As of June 30, 2025, the total unrecognized compensation expense related to unvested RSUs was $4.5 million, which the Company expects to recognize over a weighted-average period of 1.4 years.

Performance Stock Units

As of June 30, 2025, and December 31, 2024, the Company had an outstanding balance of 1,760,048 PSUs, with a weighted average grant date fair value per share of $1.58. The PSUs vest over a three-year period beginning on January 1, 2025, with one-third of the award eligible to vest at the end of each fiscal year through December 31, 2027, based on the Company’s level of achievement of certain performance-based criteria tied to annual net revenue and adjusted EBITDA targets. The PSUs were valued using the market value of the Company’s Common Stock at the closing market price on the grant date.

As of June 30, 2025, the total unrecognized compensation expense related to PSUs that were deemed probable to vest at the end of their respective performance period was $1.1 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

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

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs	$195	$314	$512	$648
Variable lease costs	135	148	258	240
Total lease cost	$330	$462	$770	$888

Other information related to leases was as follows:

	Six Months Ended June 30,
Supplemental Cash Flows Information (in thousands)	2025	2024
Operating lease right of use assets obtained in exchange for operating lease liabilities	$1,633	$126
Cash paid for amounts included in the measurement of lease liabilities	$499	$686

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	3.5	2.5
Weighted-average discount rate	6.5%	4.9%

Future maturities of lease liabilities were as follows as of June 30, 2025:

(in thousands)	Operating Leases
Remainder of 2025	$396
2026	994
2027	888
2028	645
2029	386
Thereafter	—
Total future minimum lease payments	$3,309
Less: imputed interest	407
Present value of lease liabilities	$2,902

12.
Goodwill and Intangible Assets

As of June 30, 2025, the Company had a goodwill balance of $12.2 million. The goodwill balance is related to the acquisition of Tigo Energy AI Ltd (f/k/a Foresight Energy, Ltd. (“fSight”)).

The Company’s intangible assets by major asset class are as follows:

	June 30, 2025
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(172)	$278
Customer relationships	10.0	170	(41)	129
Developed technology	10.0	1,820	(440)	1,380
Total intangible assets		$2,440	$(653)	$1,787

	December 31, 2024
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(137)	$313
Customer relationships	10.0	170	(33)	137
Developed technology	10.0	1,820	(348)	1,472
Total intangible assets		$2,440	$(518)	$1,922

The Company recognized amortization expense related to intangible assets of $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively. The Company recognized amortization expense related to intangible assets of $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense related to intangible assets at June 30, 2025, in each of the next five years and beyond is expected to be incurred as follows:

(in thousands)	Amount
Remainder of 2025	$135
2026	270
2027	262
2028	260
2029	227
Thereafter	633
$1,787

13.
Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The Company’s effective tax rates for the three months ended June 30, 2025, and 2024 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be maintained against the Company’s deferred tax assets. Additionally, the Company recorded a discrete tax expense for the three and six months ended June 30, 2025, of $0.2 million and $0.5 million, respectively. For discrete tax expense recorded during the three and six months ended June 30, 2025, $0.3 million is related to the estimated settlement of a foreign tax examination. During the six months ended June 30, 2025, the Italian tax authority initiated a tax examination of the Company’s Italian operations. As of June 30, 2025, the tax examination was closed and the settlement liability was approximately $0.3 million. The Company recorded a de minimis amount of income tax expense for the three and six months ended June 30, 2024.

In July 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted into law, which permanently extends several key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company is evaluating the provisions of the OBBB and its impact to income taxes and future condensed consolidated financial statements from its enactment date in July 2025.

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

Trade Tariffs. It is uncertain what impact new or existing tariffs, trade restrictions, or retaliatory actions may have on us, the solar industry, and our customers. U.S. net revenue represented 19.5% of our total net revenue for the six months ended June 30, 2025. Substantially all of our MLPE products, which represented 64.2% of U.S. net revenues during the six months ended June 30, 2025, were manufactured in Thailand and future purchases may be subject to a 19% reciprocal import tariff as of the date of this report. In addition, substantially all of our GO ESS products, which represented 20.2% of U.S. net revenues during the six months ended June 30, 2025, were manufactured in China and future purchases may be subject to reciprocal import tariffs of 30% as of the date of this report. Beginning in the third quarter of 2025, the Company expects to begin manufacturing a mix of its GO ESS products in Vietnam, which is subject to a fixed reciprocal import tariff of 20% as of the date of this report.

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

Managing Supply Chain. We rely on contract manufacturers and suppliers to produce our components, with a significant portion of our supply chain originating in Thailand and China. Beginning in the third quarter of 2025, the Company expects to begin manufacturing a mix of its GO ESS products in Vietnam. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. While we have diversified our supply chain, some of our suppliers and contract manufacturers are sole-source suppliers. Our concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, as a result of new or existing tariffs, trade restrictions, retaliatory actions, or otherwise, it could delay the manufacturing and delivery of our products, which would adversely impact our cash flows and results of operations, including revenue and gross margin. In addition, in a slowing economic environment in the U.S. and worldwide, our inventory levels may continue to increase due to existing purchase commitments and our ability to negotiate volume pricing discounts may be impaired.

One Big Beautiful Bill Act of 2025. In July 2025, the One Big Beautiful Bill Act of 2025 (“OBBB”) was signed into law, introducing significant changes to clean energy tax credit programs that may impact our financial condition, results of operations and future prospects. The law phases out the Investment Tax Credit (“ITC”) under Section 25D of the Internal Revenue Code of 1986, as amended (the “Code”), for residential solar and storage systems purchased through cash or loans, with the credit now set to expire on December 31, 2025.

Additionally, the OBBB imposes new timing requirements for ITCs under Section 48E of the Code, which governs ITCs for solar and storage systems. Solar-only projects that do not commence construction within 12 months of the OBBB’s enactment must now be placed in service by December 31, 2027, to retain eligibility. While energy storage systems are exempt from this specific deadline, the ITC under Section 48E of the Code generally begins to phase down in 2034. The ITCs decline to 75% for projects beginning construction in 2034, 50% for projects beginning construction in 2035, and phases out entirely for projects beginning construction in or after 2036.

The legislation also raises the domestic content threshold for bonus ITC eligibility under Section 48E of the Code to match the thresholds under Section 45Y of the Code, increasing the required domestic cost share to 45% for projects beginning construction on or after June 16, 2025 and before January 1, 2026. The percentage increases to 50% for projects beginning construction during calendar year 2026 and 55% for projects beginning construction after December 31, 2026. In parallel, the OBBB introduces new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions applicable to both Section 48E of the Code and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X of the Code. These provisions establish escalating content sourcing restrictions and other restrictions, generally applicable to taxable years beginning after the date of enactment of the OBBB, for qualifying solar and storage projects and for manufactured components.

On July 7, 2025, the President issued an Executive Order directing the Treasury Department to provide updated guidance within 45 days regarding the “beginning of construction” rules for Section 48E of the Code and to implement the FEOC restrictions.

These legislative and regulatory developments may negatively impact our eligibility for certain tax credits, the competitiveness of our offerings to solar and storage system lease providers, and the overall demand for our products. If we are unable to meet the revised domestic content or FEOC requirements, our ability to qualify for these incentives could be impaired, which may adversely affect our business and results of operations.

Demand for Products. Demand for our products has continued to increase since the beginning of 2024 following an industry-wide downturn that began in the second half of 2023. Since the beginning of 2024, we have seen a general recovery across the major markets we serve, particularly in Europe and, to a lesser extent, the United States. We believe this improvement is driven by a combination of strengthening market conditions and our ability to increase our share in the markets we serve.

Macroeconomic and Market Conditions. The global macroeconomic and market uncertainty has adversely impacted the U.S. and global economies and may continue to do so. As our global footprint expands, we are increasingly exposed to the effects of this evolving environment, including heightened inflationary pressures, interest rate volatility, tariffs, foreign currency fluctuations, potential economic slowdowns or recessions, geopolitical tensions, and regulatory changes stemming from current and future trade policies. A tighter credit market for consumer and business spending could, in turn, adversely affect the spending levels of installers and end users and lead to increased price competition for our products. Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, have adversely affected, and could continue to adversely affect, our business, results of operations and financial condition.

Expansion of Sales, Customers, and Product Offerings. Our ability to grow revenue, in part, depends on expanding both our product and service offerings and our customer base. We primarily acquire new customers through collaboration with industry partners and distributors, and while we expect near-term revenue to remain concentrated among existing customers, we plan to expand our presence in the residential markets in the U.S. and EMEA. While the majority of our North American revenue is currently generated from commercial and industrial markets, we are actively working to grow our presence in the U.S. residential market through offerings with residential solar providers. Internationally, we continue to evaluate and invest in new market opportunities, particularly in the EMEA region, where we have begun offering our residential solutions in Italy and Germany.

Additionally, we have made substantial investments in research and development to support new product introductions. Although a significant portion of our revenue is derived from our MLPE products, we are continuing to develop and promote additional offerings such as our GO Energy Storage Systems (“GO ESS”) and Predict+ service, which we believe will help contribute to long-term revenue growth and market leadership.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Net revenue	$24,055	$12,701	$42,894	$22,503
Gross profit	$10,763	$3,867	$17,936	$6,633
Gross margin	44.7%	30.4%	41.8%	29.5%
Loss from operations	$(1,504)	$(8,403)	$(5,481)	$(17,491)
Net loss	$(4,430)	$(11,321)	$(11,431)	$(22,827)

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

Key Components and Comparison of Results of Operations

Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Net revenue	$24,055	$12,701	$11,354	89.4%	$42,894	$22,503	$20,391	90.6%

Three months ended June 30, 2025, and 2024

Net revenue increased by $11.4 million or 89.4% for the three months ended June 30, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $8.7 million or 73.2% in net revenue from our MLPE product line, which is primarily attributable to the continued market recovery that began in the first quarter of 2024 and an increased market acceptance of the product line. Additionally, our GO ESS product line increased by $1.7 million or 325.7% in net revenue for the three months ended June 30, 2025, compared to the same period in 2024, which is primarily attributable to increased promotional activities.

Six months ended June 30, 2025, and 2024

Net revenue increased by $20.4 million or 90.6% for the six months ended June 30, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $16.7 million or 84.4% in net revenue from our MLPE product line, which is primarily attributable to the continued market recovery that began in the first quarter of 2024 and an increased market acceptance of the product line. Additionally, our GO ESS product line increased by $2.4 million or 127.1% in net revenue for the six months ended June 30, 2025, compared to the same period in 2024, which is primarily attributable to increased promotional activities.

Please see the section below for a discussion of the factors influencing the fluctuations in net revenue for each geographic region.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
EMEA	$18,259	$6,998	$11,261	160.9%	$29,811	$12,787	$17,024	133.1%
Americas	4,595	2,835	1,760	62.1%	9,314	5,572	3,742	67.2%
APAC	1,201	2,868	(1,667)	(58.1)%	3,769	4,144	(375)	(9.0)%
Total net revenue	$24,055	$12,701	$11,354	89.4%	$42,894	$22,503	$20,391	90.6%

Three months ended June 30, 2025, and 2024

•
EMEA - Net revenue for the EMEA region increased by $11.3 million or 160.9% for the three months ended June 30, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $9.7 million and $1.4 million in net revenue from our MLPE and GO ESS product lines, respectively. The growth was primarily driven by higher demand of our MLPE products in Germany, the Czech Republic, the United Kingdom, Italy and Poland, in addition to the sale of $1.1 million of GO ESS product to a customer in Italy.
•
Americas - Net revenue for the Americas region increased by $1.8 million or 62.1% for the three months ended June 30, 2025, as compared to the same period in 2024, which is driven primarily by increases of $0.7 million, $0.6 million and $0.4 million in net revenue from our MLPE product line, royalty revenue, and GO ESS product lines, respectively. This growth was primarily attributable to increased demand in the United States, driven by higher sales of our MLPE product line, increased promotional activities for our GO ESS product line, and increased royalty revenue resulting from a new royalty agreement entered into during the three months ended June 30, 2025.
•
APAC - Net revenue for the APAC region decreased by $1.7 million or 58.1% for the three months ended June 30, 2025, as compared to the same period in 2024, which is driven primarily by a decrease of $1.7 million in net revenue from our MLPE product line. This decrease was primarily driven by lower demand of our MLPE products in China and Thailand.

Six months ended June 30, 2025, and 2024

•
EMEA - Net revenue for the EMEA region increased by $17.0 million or 133.1% for the six months ended June 30, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $14.7 million and $2.1 million in net revenue from our MLPE and GO ESS product lines, respectively. The growth was primarily driven by higher demand of our MLPE products in the Germany, Czech Republic, United Kingdom, Italy and Poland, in addition to the sale of $2.1 million of GO ESS product to a customer in Italy.
•
Americas - Net revenue for the Americas region increased by $3.7 million or 67.2% for the six months ended June 30, 2025, as compared to the same period in 2024, which is driven primarily by increases of $2.5 million, $0.7 million and $0.3 million in net revenue from our MLPE product line, royalty revenue, and GO ESS product lines, respectively. This growth was primarily attributable to increased demand in the United States, driven by higher sales of our MLPE product line, increased promotional activities for our GO ESS product line, and increased royalty revenue resulting from a new royalty agreement entered into during the three months ended June 30, 2025.
•
APAC - Net revenue for the APAC region decreased by $0.4 million or 9.0% for the six months ended June 30, 2025, as compared to the same period in 2024, which is driven primarily by a decrease of $0.4 million in net revenue from our MLPE product line. This decrease was primarily driven by lower demand of our MLPE products in Singapore, Philippines and Australia, and was partially offset by an increase in demand of our MLPE products in China and Thailand.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Cost of revenue	$13,292	$8,834	$4,458	50.5%	$24,958	$15,870	$9,088	57.3%
Gross profit	$10,763	$3,867	$6,896	178.3%	$17,936	$6,633	$11,303	170.4%
Gross margin	44.7%	30.4%			41.8%	29.5%

Three months ended June 30, 2025, and 2024

Cost of revenues increased by $4.5 million or 50.5% and gross profit increased by $6.9 million or 178.3% for the three months ended June 30, 2025, as compared to the same period in 2024, which is primarily driven by an 89.4% increase in net revenue for the three months ended June 30, 2025, compared to the same period in 2024. In addition to higher net revenue, the increase was driven by higher product warranty expense, primarily due to an increased number of units sold during the three months ended June 30, 2025, compared to the same period in 2024, The increase was partially offset due to a portion of the higher net revenue during the three months ended June 30, 2025, including sales of GO ESS inventory that was impaired in the fourth quarter of 2024.

Gross margin increased by 14.3 percentage points for the three months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily driven by the sale of previously reserved GO ESS inventory at higher margins as a result of the inventory reserves recorded against the product line in the second half of the prior year.

Six months ended June 30, 2025, and 2024

Cost of revenues increased by $9.1 million or 57.3% and gross profit increased by $11.3 million or 170.4% for the six months ended June 30, 2025, as compared to the same period in 2024, which is primarily driven by a 90.6% increase in net revenue for the six months ended June 30, 2025, compared to the same period in 2024. In addition to higher net revenue, the increase was driven by higher product warranty expense, primarily due to an increased number of units sold during the six months ended June 30, 2025, compared to the same period in 2024, as well as a change in estimated service delivery costs, which increased due to current macroeconomic conditions. The increase was partially offset due to a portion of the higher net revenue including sales of previously impaired GO ESS inventory during the six months ended June 30, 2025.

Gross margin increased by 12.3 percentage points for the six months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily driven by the sale of previously reserved GO ESS inventory at higher margins as a result of the inventory reserves recorded against the product line in the second half of the prior year.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Research and development	$2,267	$2,704	$(437)	(16.2)%	$4,431	$5,175	$(744)	(14.4)%
Percentage of net revenue	9.4%	21.3%			10.3%	23.0%

Three months ended June 30, 2025, and 2024

Research and development expense decreased by $0.4 million or 16.2% for the three months ended June 30, 2025, as compared to the same period in 2024. The decrease is attributed to reduced payroll expense resulting from lower headcount during the three months ended June 30, 2025, compared to the same period in 2024, primarily due to the previously disclosed workforce reductions of 10% in April 2024 that were implemented in response to the industry-wide slowdown in 2023.

Six months ended June 30, 2025, and 2024

Research and development expense decreased by $0.7 million or 14.4% for the six months ended June 30, 2025, as compared to the same period in 2024. The decrease is attributed to reduced payroll expense resulting from lower headcount during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the previously disclosed workforce reductions of 10% in April 2024 that were implemented in response to the industry-wide slowdown in 2023.

The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Sales and marketing	$4,412	$4,055	$357	8.8%	$8,328	$8,658	$(330)	(3.8)%
Percentage of net revenue	18.3%	31.9%			19.4%	38.5%

Three months ended June 30, 2025, and 2024

Sales and marketing expense increased by $0.4 million or 8.8% for the three months ended June 30, 2025, as compared to the same period in 2024. The increase is attributed to increased professional fees and sales commission expense due to higher sales during the three months ended June 30, 2025, compared to the same period in 2024.

Six months ended June 30, 2025, and 2024

Sales and marketing expense decreased by $0.3 million or 3.8% for the six months ended June 30, 2025, as compared to the same period in 2024. The decrease is attributed to reduced payroll expense resulting from lower headcount during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the previously disclosed workforce reductions of 10% in April 2024 that were implemented in response to the industry-wide slowdown in 2023. This decrease is partially offset by an increase in professional fees.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
General and administrative	$5,588	$5,511	$77	1.4%	$10,658	$10,291	$367	3.6%
Percentage of net revenue	23.2%	43.4%			24.8%	45.7%

Three months ended June 30, 2025, and 2024

General and administrative expense increased by a de minimis amount for the three months ended June 30, 2025, as compared to the same period in 2024.

Six months ended June 30, 2025, and 2024

General and administrative expense increased by $0.4 million or 3.6% for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in payroll-related expense driven by the accrual for the annual executive short-term incentive compensation expected to be paid out in 2025, with no comparable short-term incentive compensation accrual in the prior period. The increase is partially offset by a decrease in insurance expense during the six months ended June 30, 2025, compared to same period in 2024.

Other Expenses, Net

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Change in fair value of contingent shares liability	$—	$41	$(41)	NM	$—	$(155)	$155	NM
Interest expense	2,868	2,862	6	0.2%	5,739	5,688	51	0.9%
Other income, net	(100)	(1)	(99)	NM	(243)	(213)	(30)	14.1%
Total other expenses, net	$2,768	$2,902	$(134)	(4.6)%	$5,496	$5,320	$176	3.3%

Three months and six months ended June 30, 2025, and 2024

The change in fair value of contingent shares liability for the three and six months ended June 30, 2024, was attributable to the revaluation of the contingent shares at each reporting period based on the Company’s share price as of the revaluation date. The final release of the contingent shares occurred on July 25, 2024.

Interest expense increased by a de minimis amount for the three and six months ended June 30, 2025, as compared to the same periods in 2024.

Other income, net decreased by a de minimis amount for the three and six months ended June 30, 2025, as compared to the same periods in 2024.

Income Tax Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Income tax expense	$158	$16	$142	NM	$454	$16	$438	NM

Three months ended June 30, 2025, and 2024

Income tax expense increased $0.1 million for the three months ended June 30, 2025, as compared to the same period in 2024. For more information, see Note 13, “Income Taxes” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Six months ended June 30, 2025, and 2024

Income tax expense increased $0.4 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily related to a settlement of a foreign tax examination. For more information, see Note 13, “Income Taxes” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity, Going Concern and Capital Resources

As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents and marketable securities of $28.0 million and negative working capital, which we define as current assets less current liabilities, of $7.7 million. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments and the repayment of our Convertible Promissory Note (as defined below) due in January 2026.

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“Subtopic 205-40”), we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Convertible Promissory Note, which has an aggregate principal amount outstanding of $50.0 million as of June 30, 2025, has a maturity date of January 9, 2026. See Note 7, “Debt,” of the notes to condensed consolidated financial statements for additional information regarding the Convertible Promissory Note. Management determined as a result of this evaluation, our current cash, working capital position, and upcoming maturity date of its Convertible Promissory Note, raises substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company is exploring options for the refinancing of, or other transactions to facilitate the payment of, the Convertible Promissory Note. Our ability to raise capital may be constrained by the price of and demand for our common stock. Additional capital may not be available on favorable terms or at all, and could further dilute our current stockholders. Management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. There can be no assurance that we will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy its Convertible Promissory Note obligation in January 2026.

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

During the six months ended June 30, 2025, a total of 987,209 shares of common stock were issued pursuant to the Sales Agreement for aggregate gross proceeds of approximately $1.1 million, before deducting commissions and offering expenses payable by us. As of June 30, 2025, $13.1 million remained available under the ATM Agreement. Refer to Note 9, “Common Stock”, in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Convertible Note. As of June 30, 2025, our Convertible Note obligation was $50.0 million. Upon reaching the maturity date of the Convertible Note, January 9, 2026, we would need to pay cash or issue shares of common stock equal to the aggregate principal amount of the Convertible Note to be converted. As noted above, there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued due to the upcoming maturity date of the Convertible Note. Management continues to explore options to address the substantial doubt, however there can be no assurance that we will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy the Convertible Promissory Note obligation. Refer to the section above for more information regarding our going concern analysis and management’s plan to address the substantial doubt. Refer to Note 7, in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$7,242	$(12,872)
Net cash (used in) provided by investing activities	(9,643)	23,350
Net cash provided by financing activities	867	260
Net (decrease) increase in cash and cash equivalents	$(1,534)	$10,738

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

Cash Flows Provided By (Used in) Operating Activities

Cash flows from operating activities consisted of net loss adjusted for certain non-cash reconciling items, such as non-cash interest expense, stock-based compensation expense, provision to write down inventories to net realizable value, depreciation and amortization, and non-cash lease expense, and changes in our operating assets and liabilities. Cash provided by operating activities increased by $20.1 million during the six months ended June 30, 2025, as compared to the same period in 2024.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities was $9.6 million for the six months ended June 30, 2025, which is primarily attributable to the purchase of marketable securities and was partially offset by the sale and maturities of marketable securities. Net cash provided by investing activities was $23.4 million for the six months ended June 30, 2024, which is primarily attributable to the sale of marketable securities and was partially offset by the purchase property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $0.6 million during the six months ended June 30, 2025, compared to the same period in 2024 which is primarily attributable to the proceeds from the Company’s at-the-market offering and proceeds from the exercise of stock options.

Contractual Obligations

Our contractual obligations primarily consist of our Convertible Promissory Note, obligations under operating leases and inventory component purchases. As of June 30, 2025, there have been no material changes from our disclosure in our 2024 Annual Report. For more information on our future minimum operating leases, see Note 11, “Leases” and for more information on our Convertible Promissory Notes and other related debt, see Note 7, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the periods presented, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

For the period ended June 30, 2025, there have been no material changes to our critical accounting estimates from the information reported in our 2024 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 3, 2025, we received a letter from Nasdaq indicating that the listing of the Company’s common stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the closing bid price of our common stock was less than $1.00 per share over a consecutive 30- trading-day period. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until September 30, 2025, to regain compliance with the minimum bid price requirement, with the possibility of extension for an additional 180 calendar days if we meet Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the minimum bid price requirement.

On June 16, 2025, we received a letter from Nasdaq notifying us that we were back in compliance with the Minimum Bid Price Requirement for continued listing on Nasdaq as the closing bid price of our stock had been at $1.00 per share or greater for the last 10 consecutive business days prior to the date of such letter, and the matter is now closed. However, there can be no assurance that we will be able to comply with the Minimum Bid Price Requirement in the future.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the Minimum Bid Price Requirement, the corporate governance requirements or the minimum stockholders’ equity requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

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

In July 2025, the OBBB was signed into law, introducing significant changes to clean energy tax credit programs that may impact our financial condition, results of operations and future prospects. The OBBB phases out the Investment Tax Credit (ITC) under Section 25D of the Code for residential solar and storage systems purchased through cash or loans, with the credit now set to expire on December 31, 2025. Additionally, the OBBB imposes new timing requirements for ITCs under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Solar-only projects that do not commence construction within 12 months of the OBBB’s enactment must now be placed in service by December 31, 2027, to retain eligibility. While energy storage systems are exempt from this specific deadline, the ITC under Section 48E of the Code generally for storage begins to phase down in 2034. The ITCs decline to 75% for projects beginning construction in 2034, 50% for projects beginning construction in 2035, and phases out entirely for projects beginning construction in or after 2036. The legislation also raises the domestic content threshold for bonus ITC eligibility under Section 48E of the Code to match the thresholds under Section 45Y of the Code, increasing the required domestic cost share to 45% for projects beginning construction on or after June 16, 2025 and before January 1, 2026. The percentage increases to 50% for projects beginning construction during calendar year 2026 and 55% for projects beginning construction after December 31, 2026. In parallel, the OBBB introduces new compliance requirements under the FEOC provisions applicable to both Section 48E of the Code and the AMPTC under

Section 45X of the Code. These provisions establish escalating content sourcing restrictions and other restrictions, generally applicable to taxable years beginning after the date of enactment of the OBBB beginning in 2026, for qualifying solar and storage projects and for manufactured components. These legislative and regulatory developments may negatively impact our eligibility for certain tax credits, the competitiveness of our offerings to solar and storage system lease providers, and the overall demand for our products in the U.S. If we are unable to meet the revised domestic content or FEOC requirements, our ability to qualify for these incentives could be impaired, which may adversely affect our business and results of operations.

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

Federal, state, local and foreign tax credits, grants and other incentive programs have in the past had a positive effect on our sales since inception. However, if these programs are reduced, eliminated or expire (including the elimination of the ITC at the end of 2025), it could adversely affect sales of our products in the future. Reductions in incentives and uncertainty around future energy policy, including local content requirements, have in the past and could in the future negatively affect us and may continue to negatively affect our business, financial condition, and results of operations as we seek to increase our business domestically and abroad. Furthermore, electric utility companies may establish rate structures or interconnection requirements that could be harmful to the solar industry and adversely affect our sales. Additionally, our ability to expand to other countries may depend on new countries adopting and maintaining tax credits, tax incentives, NEM policies, or other programs to promote solar electricity and storage, to the extent such incentives or programs are not currently in place. Changes in incentive programs or electricity policies could negatively affect returns on our investments in the countries in which we operate as well as our business, financial condition and results of operations.

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

For example, the 2017 Tax Cuts and Jobs Act, or Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, and allowing for the expensing of certain capital expenditures. The 2020 Coronavirus Aid,

Relief, and Economic Security Act, or CARES Act, modified certain provisions of the Tax Act. In addition, on August 16, 2022, the IRA, among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations and a 1% excise tax on corporate stock repurchases by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. The change in U.S. presidential administrations raises the prospect of shifts in public policies and government incentives. Among the recent policy shifts directed by the new presidential administration is a pause in disbursements and review of funding processes for projects supported by the IRA. The exact impact of the Tax Act, the CARES Act and the IRA for future years is difficult to quantify, but these changes could materially affect our effective tax rate in future periods, in addition to any changes made by new tax legislation. In addition, the recently enacted OBBB introduced material changes to clean energy tax credit programs, including the expiration of the ITC under Section 25D of the Code (for residential solar and storage systems purchased through cash or loans) on December 31, 2025, the imposition of new thresholds for bonus ITC eligibility under Section 48E of the Code (which governs ITCs for leased solar and storage systems) and new compliance requirements under the FEOC provisions applicable to both Section 48E of the Code and the AMPTC under Section 45X of the Code (which establish escalating content sourcing restrictions and other restrictions for qualifying solar and storage projects and for manufactured components). These legislative and regulatory developments may negatively impact our eligibility for certain tax credits, the competitiveness of our offerings to solar and storage system lease providers, and the overall demand for our products in the U.S. If we are unable to meet the revised domestic content or FEOC requirements, our ability to qualify for these incentives could be impaired, which may adversely affect our business and results of operations.

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

We may also be negatively affected by the prospect of expanded trade restrictions between the government of the United States and where we or our partners operate. Escalating trade tensions between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our products. In addition, the new U.S. presidential administration imposed additional tariffs on goods imported from China, Mexico and Canada, and indicated that that it may impose substantial new or increased tariffs on other foreign imports into the U.S. Any trade war or escalation of a trade war between the U.S. and any other jurisdictions in which we conduct business could potentially impact our hardware component prices and impact any plans to sell products in China and other international markets. The escalation of any “trade war” may also contribute to the rise of inflation, which may negatively affect the United States and global markets. Due to uncertainty regarding the timing, content and extent of changes to tariff and trade policies in the United States and abroad, it is unclear how further expanded trade restrictions may impact us or our partners, although they pose the risk of price instability and that exports of our products may become subject to retaliatory tariffs and harm our ability to ability to obtain necessary product components or to sell our products at prices customers are willing to pay. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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
10.1+

Office Lease, dated May 27, 2025, between Tigo Energy Inc. and Boccardo Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2025).

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

† Filed herewith.
* Furnished herewith

+ Annexes, schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: August 5, 2025