Form 10-Q
period 2025-09-30
TIGO ENERGY, INC.
filed 2025-11-04
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 70,352,248 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the Company’s ability to manage risks associated with the Company’s dependence on a small number of outside contract manufacturers, primarily in China, Thailand and Vietnam;
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

ii

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$24,468	$11,746
Marketable securities, short-term	15,816	8,156
Accounts receivable, net of allowance for credit losses of $262 and $2,239 at September 30, 2025, and December 31, 2024, respectively	15,782	7,976
Inventory	28,536	21,997
Prepaid expenses and other current assets	3,154	3,533
Total current assets	87,756	53,408
Property and equipment, net	2,544	2,812
Operating right of use assets	2,537	1,576
Intangible assets, net	1,719	1,922
Other assets	1,074	984
Goodwill	12,209	12,209
Total assets	$107,839	$72,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,357	$8,077
Accrued expenses and other current liabilities	6,901	7,361
Short-term debt, net of unamortized debt discount and issuance costs	47,217	—
Deferred revenue, current portion	1,015	525
Warranty liability, current portion	560	496
Operating lease liabilities, current portion	820	649
Total current liabilities	84,870	17,108
Warranty liability, net of current portion	7,774	5,302
Deferred revenue, net of current portion	882	644
Long-term debt, net of unamortized debt discount and issuance costs	—	40,511
Operating lease liabilities, net of current portion	2,007	961
Other long-term liabilities	251	—
Total liabilities	95,784	64,526
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value: 150,000,000 shares authorized; 69,484,663 and 60,800,130 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	7	6
Additional paid-in capital	164,166	146,903
Accumulated deficit	(152,123)	(138,526)
Accumulated other comprehensive income	5	2
Total stockholders’ equity	12,055	8,385
Total liabilities and stockholders’ equity	$107,839	$72,911

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$30,613	$14,237	$73,507	$36,740
Cost of revenue	17,552	12,463	42,510	28,333
Gross profit	13,061	1,774	30,997	8,407
Operating expenses:
Research and development	2,501	2,433	6,932	7,608
Sales and marketing	4,515	4,378	12,843	13,036
General and administrative	5,396	5,380	16,054	15,671
Total operating expenses	12,412	12,191	35,829	36,315
Income (loss) from operations	649	(10,417)	(4,832)	(27,908)
Other expenses (income), net:
Change in fair value of contingent shares liability	—	3	—	(152)
Interest expense	2,861	2,861	8,600	8,549
Other income, net	(276)	(164)	(519)	(377)
Total other expenses, net	2,585	2,700	8,081	8,020
Loss before income tax expense	(1,936)	(13,117)	(12,913)	(35,928)
Income tax expense	230	—	684	16
Net loss	$(2,166)	$(13,117)	$(13,597)	$(35,944)

Other comprehensive loss:
Unrealized gain resulting from change in fair value of marketable securities	$8	$26	$3	$62
Total comprehensive loss	$(2,158)	$(13,091)	$(13,594)	$(35,882)

Loss per common share
Basic	$(0.03)	$(0.22)	$(0.22)	$(0.60)
Diluted	$(0.03)	$(0.22)	$(0.22)	$(0.60)
Weighted-average common shares outstanding
Basic	65,683,332	60,608,934	63,226,401	60,130,249
Diluted	65,683,332	60,608,934	63,226,401	60,130,249

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain (loss)	Total stockholders’ equity
Balance at December 31, 2024	60,800,130	$6	$146,903	$(138,526)	$2	$8,385
Issuance of common stock upon exercise of stock options	2,334	—	2	—	—	2
Stock-based compensation expense	—	—	1,576	—	—	1,576
Issuance of common stock in connection with employee incentive restricted stock awards	127,500	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of offering costs	984,966	—	815	—	—	815
Shares withheld for taxes upon restricted stock awards vesting	(411)	—	—	—	—	—
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	(2)	(2)
Net loss	—	—	—	(7,001)	—	(7,001)
Balance at March 31, 2025	61,914,519	$6	$149,296	$(145,527)	$—	$3,775
Issuance of common stock upon exercise of stock options	160,019	—	95	—	—	95
Stock-based compensation expense	—	—	2,300	—	—	2,300
Issuance of common stock in connection with employee incentive restricted stock awards	554,938	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of offering costs	2,243	—	(42)	—	—	(42)
Shares withheld for taxes upon restricted stock awards vesting	(2,929)	—	(3)	—	—	(3)
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(4,430)	—	(4,430)
Balance at June 30, 2025	62,628,790	$6	$151,646	$(149,957)	$(3)	$1,692
Issuance of common stock upon exercise of stock options	130,454	—	24	—	—	24
Stock-based compensation expense	—	—	1,906	—	—	1,906
Issuance of common stock in connection with employee incentive restricted stock awards	494,627	—	1	—	—	1
Issuance of common stock in connection with at-the-market offering, net of offering costs	6,485,219	1	10,591	—	—	10,592
Shares withheld for taxes upon restricted stock awards vesting	(211,350)	—	(2)	—	—	(2)
Shares withheld for taxes upon options exercised	(43,077)	—	—	—	—	—
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	8	8
Net loss	—	—	—	(2,166)	—	(2,166)
Balance at September 30, 2025	69,484,663	$7	$164,166	$(152,123)	$5	$12,055

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) gain	Total stockholders’ equity
Balance at December 31, 2023	58,751,666	$6	$138,657	$(75,780)	$(59)	$62,824
Issuance of common stock upon exercise of stock options	755,016	—	250	—	—	250
Stock-based compensation expense	—	—	2,505	—	—	2,505
Issuance of common stock in connection with the acquisition of fSight	166,271	—	239	—	—	239
Issuance of common stock in connection with employee incentive restricted stock awards	685,213	—	—	—	—	—
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	12	12
Net loss	—	—	—	(11,506)	—	(11,506)
Balance at March 31, 2024	60,358,166	$6	$141,651	$(87,286)	$(47)	$54,324
Issuance of common stock upon exercise of stock options	13,821	—	10	—	—	10
Stock-based compensation expense	—	—	1,703	—	—	1,703
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	24	24
Net loss	—	—	—	(11,321)	—	(11,321)
Balance at June 30, 2024	60,371,987	$6	$143,364	$(98,607)	$(23)	$44,740
Issuance of common stock upon exercise of stock options	20,062	—	12	—	—	12
Stock-based compensation expense	—	—	1,786	—	—	1,786
Issuance of common stock in connection with the acquisition of fSight	86,017	—	136	—	—	136
Issuance of common stock in connection with employee incentive restricted stock awards	362,458	—	—	—	—	—
Shares withheld for taxes upon restricted stock awards vesting	(97,463)	—	(114)	—	—	(114)
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	26	26
Net loss	—	—	—	(13,117)	—	(13,117)
Balance at September 30, 2024	60,743,061	$6	$145,184	$(111,724)	$3	$33,469

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,597)	$(35,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	943	917
Provision to write down inventories to net realizable value	864	3,879
Change in fair value of contingent shares liability	—	(152)
Non-cash interest expense	6,706	6,705
Stock-based compensation	5,782	5,994
Change in allowance for credit losses	(110)	(1,616)
Non-cash lease expense	707	820
Accretion of interest on marketable securities	(420)	(260)
Loss on disposal of property and equipment	12	—
Changes in operating assets and liabilities:
Accounts receivable	(7,696)	(350)
Inventory	(7,403)	10,733
Prepaid expenses and other assets	289	1,598
Accounts payable	19,993	(3,387)
Accrued expenses and other liabilities	(460)	(2,011)
Deferred revenue	728	429
Warranty liability	2,536	75
Operating lease liabilities	(451)	(837)
Other long-term liabilities	251	—
Net cash provided by (used in) operating activities	$8,674	$(13,407)
Cash flows from investing activities:
Purchase of marketable securities	(28,862)	(6,756)
Purchase of property and equipment	(197)	(757)
Sales and maturities of marketable securities	21,625	25,818
Net cash (used in) provided by investing activities	$(7,434)	$18,305
Cash flows from financing activities:
Proceeds from exercise of stock options	121	272
Proceeds from at-the-market offering	11,365	—
Payment of tax withholdings on restricted stock awards and options	(4)	(114)
Net cash provided by financing activities	$11,482	$158
Net increase in cash and cash equivalents	12,722	5,056
Cash and cash equivalents at beginning of period	11,746	4,405
Cash and cash equivalents at end of period	$24,468	$9,461

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,518	$2,500
Cash paid for income taxes	$169	$547
Supplemental schedule of non-cash investing and financing activities:
Operating lease right of use assets obtained in exchange for operating lease liabilities	$1,668	$159
Property and equipment in accounts payable	$287	$39
Non-cash consideration paid for fSight acquisition	$—	$375
Unrealized gain resulting from change in fair value of marketable securities	$3	$62

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

Pursuant to the Business Combination, the merger between ROCG and Legacy Tigo was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, ROCG was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Tigo issuing stock for the net assets of ROCG, accompanied by a recapitalization. The financial statements of the Company represent a continuation of the financial statements of Legacy Tigo.

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

The Company has determined the functional currency of the subsidiaries to be the U.S. dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss and were not material for the three and nine months ended September 30, 2025, and 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly Tigo’s condensed consolidated balance sheet as of September 30, 2025 and its condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2025, and 2024. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The unaudited condensed consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual consolidated

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

financial statements. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 20, 2025.

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

As of September 30, 2025, the Company had cash and cash equivalents of $24.5 million and net working capital, which we define as current assets less current liabilities, of $2.9 million. The Convertible Promissory Note (as defined in Note 7, “Debt,” below), has an aggregate principal amount outstanding of $50.0 million as of September 30, 2025, and a maturity date of January 9, 2026. As of the date of this filing, the Company does not have sufficient cash, cash equivalents and marketable securities to repay this obligation. Management determined as a result of this evaluation, the Company’s current cash, net working capital position, and the upcoming maturity date of its Convertible Promissory Note, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Customer Concentration

For the nine months ended September 30, 2025, one customer represented approximately 10.2% of total revenue. No other customer accounted for 10% or more of total revenue.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (“Topic 740”). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, although retrospective application is permitted. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company plans to adopt this ASU on the effective date and does not expect it to have a material impact on the Company’s financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05 — Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025. The Company plans to adopt this ASU on the effective date and does not expect it to have a material impact on the Company’s financial statements.

In September 2025, the FASB issued ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

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

The following table sets forth the computation of basic and diluted net loss per share to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(2,166)	$(13,117)	$(13,597)	$(35,944)

Denominator:
Weighted-average shares of common stock outstanding – basic and diluted	65,683,332	60,608,934	63,226,401	60,130,249

Net loss per share of common stock – basic	$(0.03)	$(0.22)	$(0.22)	$(0.60)
Net loss per share of common stock – diluted	$(0.03)	$(0.22)	$(0.22)	$(0.60)

The Company excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period.

	As of September 30,
	2025	2024
Outstanding stock options, performance stock units and restricted stock units	4,970,163	5,329,471
Convertible promissory note	5,305,861	5,305,861
	10,276,024	10,635,332

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

Level 3:	Fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Assets:
Cash equivalents:
Money market accounts	$3,252	$—	$—
U.S. agency securities	$—	$997	$—
Marketable securities:
U.S. agency securities	$—	$15,816	$—
December 31, 2024
Assets:
Cash equivalents:
Money market accounts	$6,839	$—	$—
U.S. agency securities	$—	$499	$—
Marketable securities:
Corporate bonds	$—	$2,018	$—
U.S. agency securities	$—	$6,138	$—

During the three and nine months ended September 30, 2025, there were no transfers between Level 1, Level 2 and Level 3.

The following is a summary of the changes in fair value of the Company’s marketable securities as of September 30, 2025, and December 31, 2024, respectively:

	As of September 30, 2025
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
U.S. agency securities	$15,811	$6	$(1)	$15,816
Total available-for-sale marketable securities	$15,811	$6	$(1)	$15,816

	As of December 31, 2024
(in thousands)	Amortized cost	Unrealized gain	Unrealized loss	Fair value
Available-for-sale marketable securities:
Current assets
Corporate bonds	$2,019	$—	$(1)	$2,018
U.S. agency securities	6,135	3	—	6,138
Total available-for-sale marketable securities	$8,154	$3	$(1)	$8,156

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2025, all available-for-sale marketable securities consisted of investments that mature within one year.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to their short-term nature. As of September 30, 2025, the fair value and carrying value of the Company’s Convertible Promissory Note (Note 7) was $48.2 million and $47.2 million, respectively. The estimated fair value for the Company’s Convertible Promissory Note was based on discounted expected future cash flows using prevailing interest rates which are Level 3 inputs under the fair value hierarchy.

5.
Revenue Recognition

Geographic Net Revenue

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes net revenue by major geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
EMEA(1)	$21,569	$8,639	$51,380	$21,426
Americas(2)	7,961	2,940	17,275	8,512
APAC	1,083	2,658	4,852	6,802
Total net revenue	$30,613	$14,237	$73,507	$36,740
(1)
Our net revenues generated from the Czech Republic, Germany, Italy and the United Kingdom represented 18.9%, 15.5%, 13.1% and 12.7% of our total net revenue for the three months ended September 30, 2025, respectively. Our net revenues generated from Germany, the Czech Republic, the United Kingdom, and Italy represented 17.7%, 17.3%, 12.1%, and 11.8% of our total net revenue for the nine months ended September 30, 2025, respectively.
(2)
Our net revenues generated from the United States represented 23.0% and 20.9% of our total net revenue for the three and nine months ended September 30, 2025, respectively.

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

The following table summarizes the changes in deferred revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at the beginning of the period	$1,622	$979	$1,169	$801
Deferral of revenue	4,240	1,732	13,149	6,347
Recognition of unearned revenue	(3,965)	(1,481)	(12,421)	(5,918)
Balance at the end of the period	$1,897	$1,230	$1,897	$1,230

As of September 30, 2025, the Company expects to recognize $1.9 million from remaining performance obligations over a weighted average term of 3.3 years. The Company recognized approximately $0.4 million and $1.0 million in revenue that was included in the beginning contract liabilities balance during the three and nine months ended September 30, 2025, respectively. The Company recognized approximately $0.1 million and $0.6 million in revenue that was included in the beginning contract liabilities balance during the three and nine months ended September 30, 2024, respectively.

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

The following table summarizes the changes in product warranty liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at the beginning of the period	$8,127	$5,777	$5,798	$5,632
Provision for warranty issued during period	971	264	2,320	952
Changes in estimate	(596)	(233)	644	(607)
Settlements	(168)	(101)	(428)	(270)
Balance at the end of the period	$8,334	$5,707	$8,334	$5,707

6.
Supplementary Balance Sheet and Geographic Information

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventory, net	September 30, 2025	December 31, 2024
Raw materials	$487	$662
Finished goods	28,049	21,335
Inventory	$28,536	$21,997

The inventory reserve was $15.2 million and $24.1 million as of September 30, 2025, and December 31, 2024, respectively.

Property and equipment, net	Estimated Useful Life	September 30, 2025	December 31, 2024
Machinery and equipment	7 - 25 years	$6,422	$6,051
Vehicles	5 years	31	31
Computer software	5 years	212	212
Computer equipment	5 years	649	602
Furniture and fixtures	5 years	220	216
Leasehold improvements	3 - 6 years	355	465
		7,889	7,577
Less: Accumulated depreciation		5,345	4,765
Property and equipment, net		$2,544	$2,812

For the three and nine months ended September 30, 2025, the Company recorded depreciation expense of $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded depreciation expense of $0.2 million and $0.7 million, respectively. Depreciation expense is recorded in the condensed consolidated statements of operations and comprehensive loss.

Accrued expenses and other current liabilities	September 30, 2025	December 31, 2024
Accrued vacation	$1,075	$924
Accrued compensation	2,895	1,119
Accrued interest	562	1,187
Accrued professional fees	364	894
Accrued warehouse and freight	465	917
Accrued other(1)	1,486	1,773
Other current liabilities	54	547
Accrued expenses and other current liabilities	$6,901	$7,361

(1)
Accrued other as of September 30, 2025, and December 31, 2024, primarily consist of accrued expenses related to income tax expense, legal expense, insurance expense and sales discounts.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for credit losses	September 30, 2025	December 31, 2024
Allowance for credit losses, beginning balance	$2,239	$4,011
Net charges to recovery	142	(1,629)
Write-offs, net of recoveries	(2,119)	(143)
Allowance for credit losses, ending balance	$262	$2,239

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating ROU assets, by geographic region (in thousands):

Long-lived assets	September 30, 2025	December 31, 2024
EMEA(1)	$1,269	$1,545
Americas(2)	2,153	719
APAC(3)	1,659	2,124
Total long-lived assets	$5,081	$4,388

(1)
As of September 30, 2025, and December 31, 2024, 19.6% and 26.6% of the Company’s total long-lived assets were located in Israel, respectively.
(2)
As of September 30, 2025, and December 31, 2024, 42.4% and 16.4% of the Company’s total long-lived assets were located in the U.S., respectively.
(3)
As of September 30, 2025, 23.4% of the Company’s total long-lived assets were located in Thailand. As of December 31, 2024, 35.5% and 13.0% of the Company’s total long-lived assets were located in Thailand and China, respectively.
7.
Debt

The Company’s debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Convertible Promissory Note	$50,000	$50,000
Less: short-term debt, net of unamortized debt discount and issuance costs(1)	(47,217)	—
Less: unamortized debt discount and issuance costs	(2,783)	(9,489)
Long-term debt, net of unamortized debt discount and issuance costs	$—	$40,511

(1)
On January 9, 2025, the Convertible Promissory Note was reclassified from non-current liabilities to current liabilities as the maturity date falls within the twelve months of the reporting date. As of September 30, 2025, the outstanding balance of the Convertible Promissory Note is presented within current liabilities as “Short-term debt, net of unamortized debt discount and issuance costs.”

Convertible Promissory Notes

On January 9, 2023, the Company entered into the Note Purchase Agreement (“Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l. (“L1 Energy”) pursuant to which the Company issued the Convertible Promissory Note in the aggregate principal amount of $50.0 million (the “Convertible Promissory Note”). Outstanding borrowings under the Convertible Promissory Note bears interest at a rate of 5.0% per year. The principal amount of the Convertible Promissory Note is due at the maturity date of January 9, 2026, and interest is payable semiannually. As of September 30, 2025, there was $0.6 million of accrued interest in the condensed consolidated balance sheet.

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

Future aggregate principal maturities of debt are as follows as of September 30, 2025 (in thousands):

Remainder of 2025	$—
2026	50,000
2027	—
2028	—
2029	—
Thereafter	—
$50,000

8.
Commitments and Contingencies

Employment Agreements

The Company entered into employment agreements with key personnel providing compensation and severance in certain circumstances, as defined in the respective employment agreements.

Legal

In the normal course of business, the Company may become involved in litigation or legal disputes that are not covered by insurance. While the Company intends to vigorously defend itself with respect to such disputes, any potential outcomes resulting from such claims would be inherently difficult to quantify. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. During the three and nine months ended September 30, 2025, the Company did not record a material loss with respect to any legal claims or other legal matters arising in the normal course of business.

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

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for potential indemnification-related obligations at September 30, 2025.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.
Common and Preferred Stock

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

The Company is authorized to issue 10,000,000 shares of Preferred Stock. As of September 30, 2025, there was no Preferred Stock outstanding.

Common Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance were as follows:

As of September 30, 2025
Stock options issued and outstanding	4,771,142
Restricted stock units issued and outstanding	3,566,373
Performance stock units issued and outstanding	1,760,048
Shares available for potential conversion of L1 Convertible Note	5,305,861
Shares available for grant under 2023 Equity Incentive Plan	1,602,413
17,005,837

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

The following is a summary of the shares issued under our 2024 ATM Program during the nine months ended September 30, 2025 (in thousands except shares issued and average price per share):

Period Ended	Shares Issued	Average Net Price Per Share(1)	Gross Proceeds	Net Proceeds
September 30, 2025	7,472,428	$1.56	$12,018	$11,657

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Stock options granted to newly hired employees generally vest over a four-year period, following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter, and grants of additional stock options to employees generally vest in equal monthly installments over a four-year period with no cliff vesting. As of September 30, 2025, 628,645 stock options granted under the 2023 Plan had vested and were exercisable. There have been 1,258 stock options exercised under the 2023 Plan. The RSUs generally vest over a three-year period, following the date of grant, with a third of the award vesting on each year on the annual anniversary of the grant date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$19	$31	$58	$126
Research and development	224	267	666	946
Sales and marketing	591	437	1,795	1,608
General and administrative	1,072	1,051	3,263	3,314
Total stock-based compensation	$1,906	$1,786	$5,782	$5,994

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options

The following table summarizes stock option activity for the Plans for the nine months ended September 30, 2025:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000’s)
Outstanding at December 31, 2024	5,403,090	$1.74	7.18
Exercised	(292,807)	0.60
Forfeited/expired	(339,141)	5.07
Outstanding at September 30, 2025	4,771,142	$1.57	6.77	$5,193
Exercisable at September 30, 2025	2,770,503	$1.49	5.31	$3,317

As of September 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $4.6 million, which the Company expects to recognize over a weighted-average period of 2.4 years. There were no options granted during the three and nine months ended September 30, 2025, and 2024.

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
•
As the Legacy Tigo’s common stock was not publicly traded prior to the Business Combination, its Board of Directors periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units

The following table summarizes RSU activity for the Plans for the nine months ended September 30, 2025:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2024	2,103,946	$3.50
Granted	2,687,902	1.47
Vested	(1,177,065)	3.17
Forfeited/expired	(48,410)	4.85
Outstanding at September 30, 2025	3,566,373	$2.07

As of September 30, 2025, the total unrecognized compensation expense related to unvested RSUs was $6.7 million, which the Company expects to recognize over a weighted-average period of 2.0 years.

Performance Stock Units

As of September 30, 2025, and December 31, 2024, the Company had an outstanding balance of 1,760,048 PSUs, with a weighted average grant date fair value per share of $1.58. The PSUs vest over a three-year period beginning on January 1, 2025, with one-third of the award eligible to vest at the end of each fiscal year through December 31, 2027, based on the Company’s level of achievement of certain performance-based criteria tied to annual net revenue and adjusted EBITDA targets. The PSUs were valued using the market value of the Company’s Common Stock at the closing market price on the grant date.

As of September 30, 2025, the total unrecognized compensation expense related to PSUs that were deemed probable to vest at the end of their respective performance period was $1.0 million, which the Company expects to recognize over a weighted-average period of 1.7 years.

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

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs	$294	$332	$806	$980
Variable lease costs	77	103	335	343
Total lease cost	$371	$435	$1,141	$1,323

Other information related to leases was as follows:

	Nine Months Ended September 30,
Supplemental Cash Flows Information (in thousands)	2025	2024
Operating lease right of use assets obtained in exchange for operating lease liabilities	$1,668	$159
Cash paid for amounts included in the measurement of lease liabilities	$627	$1,022

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	3.3	2.5
Weighted-average discount rate	6.6%	4.9%

Future maturities of lease liabilities were as follows as of September 30, 2025:

(in thousands)	Operating Leases
Remainder of 2025	$257
2026	1,000
2027	896
2028	649
2029	386
Thereafter	—
Total future minimum lease payments	$3,188
Less: imputed interest	361
Present value of lease liabilities	$2,827

12.
Goodwill and Intangible Assets

As of September 30, 2025, the Company had a goodwill balance of $12.2 million. The goodwill balance is related to the acquisition of Tigo Energy AI Ltd (f/k/a Foresight Energy, Ltd. (“fSight”)).

The Company’s intangible assets by major asset class are as follows:

	September 30, 2025
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(190)	$260
Customer relationships	10.0	170	(45)	125
Developed technology	10.0	1,820	(486)	1,334
Total intangible assets		$2,440	$(721)	$1,719

	December 31, 2024
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(137)	$313
Customer relationships	10.0	170	(33)	137
Developed technology	10.0	1,820	(348)	1,472
Total intangible assets		$2,440	$(518)	$1,922

The Company recognized amortization expense related to intangible assets of $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. The Company recognized amortization expense related to intangible assets of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense related to intangible assets at September 30, 2025, in each of the next five years and beyond is expected to be incurred as follows:

(in thousands)	Amount
Remainder of 2025	$68
2026	270
2027	262
2028	260
2029	227
Thereafter	632
$1,719

13.
Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The Company’s effective tax rates for the three months ended September 30, 2025, and 2024 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be maintained against the Company’s deferred tax assets. Additionally, the Company recorded a discrete tax expense for the three and nine months ended September 30, 2025, of $0.2 million and $0.7 million, respectively. For discrete tax expense recorded during the three and nine months ended September 30, 2025, $0.3 million is related to the settlement of a foreign tax examination. In January 2025, the Italian tax authority initiated a tax examination of the Company’s Italian operations. In April 2025, the tax examination was closed, and the settlement liability was approximately $0.3 million. The Company recorded a de minimis amount of income tax expense for the three and nine months ended September 30, 2024.

In July 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted into law. The OBBB, among other changes, eliminates the requirement to capitalize U.S. domestic research and development expenses and permanently extends or changes several key provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation and the business interest expense limitation. The Company is evaluating the provisions of the OBBB and its impact to income taxes and future condensed consolidated financial statements but does not expect the OBBB to have a material impact on the Company’s effective tax rate due to the valuation allowance offsetting U.S. deferred tax assets.

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

Trade Tariffs. It is uncertain what impact new or existing tariffs, trade restrictions, or retaliatory actions may have on us, the solar industry, and our customers. U.S. net revenue represented 20.9% of our total net revenue for the nine months ended September 30, 2025. Substantially all of our MLPE products, which represented 66.3% of U.S. net revenues during the nine months ended September 30, 2025, were manufactured in Thailand and future purchases may be subject to a 19% reciprocal import tariff as of the date of this report. In addition, substantially all of our GO Energy Storage Systems (“GO ESS”) products, which represented 23.0% of U.S. net revenues during the nine months ended September 30, 2025. Beginning in October 2025, we transitioned production of our GO ESS product line for the U.S. market from China to Vietnam. Imports from Vietnam are currently subject to a 20% reciprocal tariff rate as of the date of this report.

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

Managing Supply Chain. We rely on contract manufacturers and suppliers to produce our components, with a significant portion of our supply chain originating in Thailand and China. As noted above, we transitioned production of our GO ESS product line for the U.S. market from China to Vietnam in October 2025. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. While we have diversified our supply chain, some of our suppliers and contract manufacturers are sole-source suppliers. Our concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, as a result of new or existing tariffs, trade restrictions, retaliatory actions, or otherwise, it could delay the manufacturing and delivery of our products, which would adversely impact our cash flows and results of operations, including revenue and gross margin. In addition, in a slowing economic environment in the U.S. and worldwide, our inventory levels may continue to increase due to existing purchase commitments and our ability to negotiate volume pricing discounts may be impaired.

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

Demand for Products. Demand for our products has continued to increase since the beginning of 2024 following an industry-wide downturn that began in the second half of 2023. Since the beginning of 2024, we have seen a general recovery across the major markets we serve, particularly in Europe and the United States. We believe this improvement is driven by a combination of strengthening market conditions and our ability to increase our share in the markets we serve.

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

Additionally, we have made substantial investments in research and development to support new product introductions. Although a significant portion of our revenue is derived from our MLPE products, we are continuing to develop and promote additional offerings such as our GO ESS product line and Predict+ service, which we believe will help contribute to long-term revenue growth and market leadership.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Net revenue	$30,613	$14,237	$73,507	$36,740
Gross profit	$13,061	$1,774	$30,997	$8,407
Gross margin	42.7%	12.5%	42.2%	22.9%
Income (loss) from operations	$649	$(10,417)	$(4,832)	$(27,908)
Net loss	$(2,166)	$(13,117)	$(13,597)	$(35,944)

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

Key Components and Comparison of Results of Operations

Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Net revenue	$30,613	$14,237	$16,376	115.0%	$73,507	$36,740	$36,767	100.1%

Three months ended September 30, 2025, and 2024

Net revenue increased by $16.4 million or 115.0% for the three months ended September 30, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $14.0 million or 108.9% in net revenue from our MLPE product line, which is primarily attributable to the continued market recovery that began in the first quarter of 2024 and an increased market acceptance of the product line. Additionally, our GO ESS product line increased by $2.4 million or 350.0% in net revenue for the three months ended September 30, 2025, compared to the same period in 2024, which is primarily attributable to increased promotional activities.

Nine months ended September 30, 2025, and 2024

Net revenue increased by $36.8 million or 100.1% for the nine months ended September 30, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $30.7 million or 94.0% in net revenue from our MLPE product line, which is primarily attributable to the continued market recovery that began in the first quarter of 2024 and an increased market acceptance of the product line. Additionally, our GO ESS product line increased by $4.8 million or 187.4% in net revenue for the nine months ended September 30, 2025, compared to the same period in 2024, which is primarily attributable to increased promotional activities.

Please see the section below for a discussion of the factors influencing the fluctuations in net revenue for each geographic region.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
EMEA	$21,569	$8,639	$12,930	149.7%	$51,380	$21,426	$29,954	139.8%
Americas	7,961	2,940	5,021	170.8%	17,275	8,512	8,763	102.9%
APAC	1,083	2,658	(1,575)	(59.3)%	4,852	6,802	(1,950)	(28.7)%
Total net revenue	$30,613	$14,237	$16,376	115.0%	$73,507	$36,740	$36,767	100.1%

Three months ended September 30, 2025, and 2024

•
EMEA - Net revenue for the EMEA region increased by $12.9 million or 149.7% for the three months ended September 30, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $11.8 million and $1.1 million in net revenue from our MLPE and GO ESS product lines, respectively. The growth was primarily driven by higher demand of our MLPE products in Germany, the Czech Republic, the United Kingdom, Italy and Poland, in addition to the sale of $1.0 million of our GO ESS product lines to a customer in Italy.
•
Americas - Net revenue for the Americas region increased by $5.0 million or 170.8% for the three months ended September 30, 2025, as compared to the same period in 2024, which is driven primarily by increases of $3.7 million and $1.4 million in net revenue from our MLPE product line and GO ESS product lines, respectively. This growth was primarily attributable to increased demand in the United States, driven by higher sales of our MLPE product line and increased promotional activities for our GO ESS product line.
•
APAC - Net revenue for the APAC region decreased by $1.6 million or 59.3% for the three months ended September 30, 2025, as compared to the same period in 2024, which is driven primarily by a decrease of $1.6 million in net revenue from our MLPE product line. This decrease was primarily driven by lower demand of our MLPE products in Australia, the Philippines and Thailand.

Nine months ended September 30, 2025, and 2024

•
EMEA - Net revenue for the EMEA region increased by $30.0 million or 139.8% for the nine months ended September 30, 2025, as compared to the same period in 2024, which is driven primarily by an increase of $26.5 million and $3.1 million in net revenue from our MLPE and GO ESS product lines, respectively. The growth was primarily driven by higher demand of our MLPE products in the Germany, Czech Republic, United Kingdom, Italy and Poland, in addition to the sale of $3.1 million of our GO ESS product lines to a customer in Italy.
•
Americas - Net revenue for the Americas region increased by $8.8 million or 102.9% for the nine months ended September 30, 2025, as compared to the same period in 2024, which is driven primarily by increases of $6.1 million, $1.7 million, and $0.6 million in net revenue from our MLPE product line, GO ESS product lines and royalty revenue, respectively. This growth was primarily attributable to increased demand in the United States, driven by higher sales of our MLPE product line, increased promotional activities for our GO ESS product line, and increased royalty revenue resulting from a new royalty agreement entered into during the nine months ended September 30, 2025.
•
APAC - Net revenue for the APAC region decreased by $2.0 million or 28.7% for the nine months ended September 30, 2025, as compared to the same period in 2024, which is driven primarily by a decrease of $1.9 million in net revenue from our MLPE product line. This decrease was primarily driven by lower demand of our MLPE products in Singapore, Philippines and Australia.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Cost of revenue	$17,552	$12,463	$5,089	40.8%	$42,510	$28,333	$14,177	50.0%
Gross profit	$13,061	$1,774	$11,287	636.2%	$30,997	$8,407	$22,590	268.7%
Gross margin	42.7%	12.5%			42.2%	22.9%

Three months ended September 30, 2025, and 2024

Cost of revenues increased by $5.1 million or 40.8% and gross profit increased by $11.3 million or 636.2% for the three months ended September 30, 2025, as compared to the same period in 2024, which is primarily driven by an 115.0% increase in net revenue for the three months ended September 30, 2025, compared to the same period in 2024. In addition to higher net revenue, the increase was driven by an increase of $0.6 million in customs fees primarily associated with the tariffs that were enacted in 2025. The increase was partially offset by higher sales volumes that included GO ESS inventory previously impaired in the second half of 2024.

Gross margin increased by 30.2 percentage points for the three months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily driven by lower excess and obsolete inventory expense and higher-margin sales of previously reserved GO ESS inventory, resulting from reserves established in the second half of 2024.

Nine months ended September 30, 2025, and 2024

Cost of revenues increased by $14.2 million or 50.0% and gross profit increased by $22.6 million or 268.7% for the nine months ended September 30, 2025, as compared to the same period in 2024, which is primarily driven by a 100.1% increase in net revenue for the nine months ended September 30, 2025, compared to the same period in 2024. In addition to higher net revenue, the increase was driven by higher product warranty expense, primarily due to an increased number of units sold during the period, as well as a change in estimated service delivery costs, which increased due to current macroeconomic conditions. Costs of revenues was also driven by an increase of $0.9 million in customs fees primarily associated with the tariffs that were enacted in 2025. The increase was partially offset by higher sales volumes that included GO ESS inventory previously impaired in the second half of 2024.

Gross margin increased by 19.3 percentage points for the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily driven by lower excess and obsolete inventory expense and higher-margin sales of previously reserved GO ESS inventory, resulting from reserves established in the second half of 2024.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Research and development	$2,501	$2,433	$68	2.8%	$6,932	$7,608	$(676)	(8.9)%
Percentage of net revenue	8.2%	17.1%			9.4%	20.7%

Three months ended September 30, 2025, and 2024

Research and development expense increased by a de minimis amount for the three months ended September 30, 2025, as compared to the same period in 2024.

Nine months ended September 30, 2025, and 2024

Research and development expense decreased by $0.7 million or 8.9% for the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease is attributed to reduced payroll expense resulting from lower headcount during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the previously disclosed workforce reductions of 10% in April 2024 that were implemented in response to the industry-wide slowdown in 2023.

The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Sales and marketing	$4,515	$4,378	$137	3.1%	$12,843	$13,036	$(193)	(1.5)%
Percentage of net revenue	14.7%	30.8%			17.5%	35.5%

Three months ended September 30, 2025, and 2024

Sales and marketing expense increased by a de minimis amount for the three months ended September 30, 2025, as compared to the same period in 2024.

Nine months ended September 30, 2025, and 2024

Sales and marketing expense decreased by a de minimis amount for the nine months ended September 30, 2025, as compared to the same period in 2024.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
General and administrative	$5,396	$5,380	$16	0.3%	$16,054	$15,671	$383	2.4%
Percentage of net revenue	17.6%	37.8%			21.8%	42.7%

Three months and nine months ended September 30, 2025, and 2024

General and administrative expense increased by a de minimis amount for the three and nine months ended September 30, 2025, as compared to the same periods in 2024.

Other Expenses, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Change in fair value of contingent shares liability	$—	$3	$(3)	(100.0)%	$—	$(152)	$152	(100.0)%
Interest expense	2,861	2,861	—	0.0%	8,600	8,549	51	0.6%
Other income, net	(276)	(164)	(112)	68.3%	(519)	(377)	(142)	37.7%
Total other expenses, net	$2,585	$2,700	$(115)	(4.3)%	$8,081	$8,020	$61	0.8%

Three months and nine months ended September 30, 2025, and 2024

The change in fair value of contingent shares liability for the three and nine months ended September 30, 2024, was attributable to the revaluation of the contingent shares at each reporting period based on the Company’s share price as of the revaluation date. The final release of the contingent shares occurred on July 25, 2024.

Interest expense increased by a de minimis amount for the three and nine months ended September 30, 2025, as compared to the same periods in 2024.

Other income, net decreased by a de minimis amount for the three and nine months ended September 30, 2025, as compared to the same periods in 2024.

Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Income tax expense	$230	$—	$230	NM	$684	$16	$668	NM

Three months ended September 30, 2025, and 2024

Income tax expense increased by a de minimis amount for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. For more information, see Note 13, “Income Taxes” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nine months ended September 30, 2025, and 2024

Income tax expense increased $0.7 million for the nine months ended September 30, 2025, as compared to the same period in 2024, primarily related to a settlement of a foreign tax examination. For more information, see Note 13, “Income Taxes” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity, Going Concern and Capital Resources

As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents and marketable securities of $40.3 million and working capital, which we define as current assets less current liabilities, of $2.9 million. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements, other investments and the repayment of our Convertible Promissory Note (as defined below) due in January 2026.

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“Subtopic 205-40”), we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Convertible Promissory Note, which has an aggregate principal amount outstanding of $50.0 million as of September 30, 2025, has a maturity date of January 9, 2026. See Note 7, “Debt,” of the notes to condensed consolidated financial statements for additional information regarding the Convertible Promissory Note. Management determined as a result of this evaluation, our current cash, working capital position, and upcoming maturity date of its Convertible Promissory Note, raises substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

During the nine months ended September 30, 2025, a total of 7,472,428 shares of common stock were issued pursuant to the Sales Agreement for aggregate gross proceeds of approximately $12.0 million, before deducting commissions and offering expenses payable by us. As of September 30, 2025, $2.2 million remained available under the ATM Agreement. Refer to Note 9, “Common Stock”, in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Convertible Note. As of September 30, 2025, our Convertible Note obligation was $50.0 million. Upon reaching the maturity date of the Convertible Note, January 9, 2026, we would need to pay cash or issue shares of common stock equal to the aggregate principal amount of the Convertible Note to be converted. As noted above, there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued due to the upcoming maturity date of the Convertible Note. Management continues to explore options to address the substantial doubt, however there can be no assurance that we will be able to raise sufficient additional capital or obtain financing that will provide it with sufficient liquidity to satisfy the Convertible Promissory Note obligation. Refer to the section above for more information regarding our going concern analysis and management’s plan to address the substantial doubt. Refer to Note 7, in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$8,674	$(13,407)
Net cash (used in) provided by investing activities	(7,434)	18,305
Net cash provided by financing activities	11,482	158
Net increase in cash and cash equivalents	$12,722	$5,056

Management closely monitors expenditures and is focused on obtaining new customers and continuing to develop our products and services. Cash from operations and our liquidity could also be affected by various risks and uncertainties, including, but not limited to, economic concerns related to tariffs, interest rates, inflation or the supply chain, including timing of cash collections from customers and other risks which are detailed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q, including in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” in the 2024 Annual Report.

Cash Flows Provided By (Used in) Operating Activities

Cash flows from operating activities consisted of net loss adjusted for certain non-cash reconciling items, such as non-cash interest expense, stock-based compensation expense, provision to write down inventories to net realizable value, depreciation and amortization, and non-cash lease expense, and changes in our operating assets and liabilities. Cash provided by operating activities increased by $22.1 million during the nine months ended September 30, 2025, as compared to the same period in 2024.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2025, which is primarily attributable to the purchase of marketable securities and was partially offset by the sale and maturities of marketable securities. Net cash provided by investing activities was $18.3 million for the nine months ended September 30, 2024, which is primarily attributable to the sale of marketable securities and was partially offset by the purchase of marketable securities and the purchase of property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $11.3 million during the nine months ended September 30, 2025, compared to the same period in 2024 which is primarily attributable to the proceeds from the Company’s at-the-market offering and proceeds from the exercise of stock options.

Contractual Obligations

Our contractual obligations primarily consist of our Convertible Promissory Note, obligations under operating leases and inventory component purchases. As of September 30, 2025, there have been no material changes from our disclosure in our 2024 Annual Report. For more information on our future minimum operating leases, see Note 11, “Leases” and for more information on our Convertible Promissory Notes and other related debt, see Note 7, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the periods presented, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

For the period ended September 30, 2025, there have been no material changes to our critical accounting estimates from the information reported in our 2024 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in the section entitled “Risk Factors” in Part I, Item 1A, of the 2024 Annual Report, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed except the following:

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
10.1#

Manufacturing and Supply Agreement, dated August 19, 2025, by and between Tigo Energy, Inc. and EG4 Electronics LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2025).

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

# The registrant has redacted provisions or terms of this exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). While portions of the exhibit have been redacted, this exhibit includes a prominent statement on the first page of the exhibit that certain identified information has been excluded from the exhibit because it is both not material and is the type that the registrant treats as private or confidential. The registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: November 4, 2025