Form 10-K
period 2025-12-31
TIGO ENERGY, INC.
filed 2026-03-19
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $33.6 million, calculated by using the closing price of the Registrant's Common Stock on June 28, 2025, the last trading day of the month, on the Nasdaq Stock Market LLC of $1.28.

The number of shares of Registrant’s Common Stock outstanding as of March 16, 2026 was 75,603,796.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, the Company is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management.

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
•
The solar industry has historically been cyclical and experienced periodic downturns.
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

Risks Related to Legal, Compliance and Regulations

•
Our business could be harmed by a reduction, elimination, expiration, or material modification of government subsidies and economic incentives for on-grid solar electricity applications.

i

•
Projects using our products may not satisfy evolving domestic content and FEOC requirements associated with certain clean energy incentives.
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

We have served the solar energy industry with advanced power electronics, including the manufacturing and development of our Module Level Power Electronics (“MLPEs”), since our inception in 2007. Our primary focus has been on MLPEs, which are devices that reside under the solar panel that increase energy production, enhance safety, and lower operating costs for the system owner. Our MLPEs are designed to be highly flexible solutions that work with other inverters and modules, providing the installer with an open-system solution and a variety of choices when designing a system for the consumer.

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

We primarily offer our products and services through distributors and solar installers. We offer our products worldwide, which allows us to capitalize on key markets in Asia, the Americas, and Europe, the Middle East and Africa (“EMEA”). Historically our two largest geographic markets have been the EMEA and Americas regions. For the year ended December 31, 2025, we generated approximately 67.1% and 25.6% of our revenue from markets in EMEA and the Americas, respectively. For the year ended December 31, 2024, we generated approximately 60.3% and 24.3% of our revenue from markets in EMEA and the Americas, respectively.

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

For all three solar markets (Residential, C&I, and Utility), we combine our MLPE technology with our cloud-based software platform for advanced energy monitoring and control. Our MLPE products maximize performance, enable real-time energy monitoring, and provide code-required rapid shutdown at the module level. These products are certified under international standards, and the Rapid Shut Down system is certified with hundreds of inverters from more than fifteen manufacturers. This open-platform approach gives our customers significantly more freedom to right-size solar systems with the features and inverters they want.

For the residential solar and solar-plus-storage markets, we develop and manufacture MLPE devices, inverters, battery energy storage systems (“BESS”), and related energy management hardware under the Tigo GO ESS residential brand. The Tigo GO ESS residential product portfolio is designed for ease-of-installation, more efficient system maintenance and management, and increased flexibility for installers. In combination with the Tigo EI mobile app and a browser-based program, the Tigo GO ESS platform provides system diagnosis, over-the-air software upgrades, and energy production monitoring that serves both homeowners and installers.

Our Solution and Operations

Our Products

Tigo TS4 Flex MLPE/Optimizer

Our MLPEs have been our primary product since our inception in 2007 and account for the substantial majority of our revenues. Marketed as Tigo TS4 Flex MLPE, these devices are an integral part of the string-inverter type of solar architecture, performing key energy management and optimization functions directly at the solar module before the direct current energy passes to other energy conversion components. To date, we have shipped approximately 16.6 million MLPE devices worldwide and have installations in over 100 countries on all seven continents. Our TS4 Flex MLPEs were designed to provide innovative solutions that enhance safety with rapid shutdown, decrease operating costs with remote monitoring and increase energy production of photovoltaic (“PV”) systems with optimization. Our MLPEs provide customers with the opportunity to choose the functionalities applicable to their PV system, including:

•
Rapid Shutdown. Our rapid shutdown MLPEs provide safety and adherence to local standards (where applicable) and safe access to PV systems on roofs by rapidly taking the system voltage to a safe level. The Tigo TS4-A-F, Tigo TS4-A-2F, and TS4-X-F rapid shutdown devices have the ability to shutdown panels with immediate effect to provide advanced first-responder safety functionality for solar modules rated up to 800W, including bifacial modules. These products feature compatibility with Pure Signal™ technology in Tigo RSS Transmitters and pair with hundreds of third-party solar inverters to deliver design and installation flexibility for solar installers and engineering, procurement and construction (“EPC”) firms.
•
Rapid Shutdown and Module-Level Monitoring. The Tigo TS4-A-S combines rapid shutdown and module-level monitoring functions. Module-level monitoring can reduce operations and maintenance costs by allowing installers to pinpoint performance issues, troubleshoot remotely and eliminate manual testing of each solar panel. This combination of rapid shutdown and module-level monitoring presents a unified solution for solar modules up to 725W. This device encapsulates all the features of our TS4-A-F 25A, TS4-A-2F 25A and TS4-X-S models, offering a comprehensive device in one solution.
•
Rapid Shutdown, Module-Level Monitoring and Optimization. Finally, the Tigo TS4-A-O and TS4-X-O provide the complete breadth of the solution, combining rapid shutdown, monitoring, and optimization, which combats shading and the effects of disparate aging and soiling on modules to ensure the entire system produces efficiently out of each and every module. The TS4-A-O and TS4-X-O provide monitoring capabilities down to the module-level and allows the PV system to comply with rapid shutdown directives. Specifically, these products maximize production of the solar solution, helping to overcome shade and panel efficiency mismatch. Our internal studies show that the TS4-A-O increases production by an average of 8.7% in comparison with our MLPE models without optimizers, as measured by Tigo’s “Reclaimed Energy” feature, which is included within our EI Platform and indicates the amount of energy harvested by our optimizers.

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

Tigo GO ESS

The Tigo GO ESS product line offers a complete energy storage solution for residential customers comprised of the GO Battery, GO Inverter, GO Link/Automatic Transfer Switch (“ATS”), and GO Electric Vehicle (“EV”) Charger. The Tigo GO ESS product line provides energy resilience in the event of a grid outage and optimizes energy consumption based on rate plans for today’s home energy needs. The Tigo GO ESS product line can be configured for both whole-home and essential load backup to satisfy a comprehensive array of home energy needs. In addition, our systems are compatible with our smart app that offers 24/7 visibility of system behavior and intelligent control over system and battery management. The built-in communication hub, when paired with Tigo TS4 Flex MLPE, provides module level monitoring, optimization, and fire safety features.

•
GO Battery: The Tigo GO Battery is a modular, scalable energy storage system for the battery energy storage market. In the United States (“U.S.”), our batteries are available in 5 kWh increments and are expandable up to 30 kWh. In the European Union (“EU”), our batteries include 3 kWh modules and are expandable up to 12 kWh.
•
GO Inverter: The Tigo GO Inverter offers high-efficiency energy conversion for home consumption or export to the grid. Our inverter is a hybrid inverter that can accept an input from either a battery or PV array. Tigo offers 3.8 kW, 7.6 kW and 11.4 kW GO Inverter models in the U.S. market and similar models in the EU. When combined with our line of TS4 Flex MLPE products, our inverter provides module-level optimization, monitoring and rapid shutdown and enables home energy production and consumption when paired with a home energy storage system like the Tigo GO Battery.
•
GO ATS: The Tigo GO ATS is a necessary component for battery backup of on-grid systems. Our ATS supports a 200-amp load to provide whole home back-up. Additional features include an optional electric-vehicle charger and generator connection. Our ATS works as a gatekeeper by sensing grid loss and safely switches from grid plus solar/battery to solar/battery only.
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

The Tigo GO ESS product line, available for the U.S. and European residential markets, offers flexible components that can be purchased together or individually and are compatible with other brands. For the years ended December 31, 2025, and 2024, we have generated approximately $9.6 million and $3.5 million, respectively, in revenue from offerings of our GO ESS product line.

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

Our Services

Monitoring Services

Our EI software platform is provided complimentary with the majority of our MLPE product line; however, our customers can elect to purchase our premium monitoring services, which allows for increased data granularity and historical data storage, for an additional annual fee. Our monitoring services revenue represented less than 1% of the Company’s total net revenues for the years ended December 31, 2025, and 2024.

Tigo Predict+

Tigo Predict+ technology within our Tigo EI software platform marks what we believe is a significant advancement in the realm of energy demand forecasting. This innovative Software as a Service (“SaaS”) solution leverages artificial intelligence (“AI”) and machine learning technologies to offer accurate, customizable forecasting models for electricity generation and consumption. Designed to cater to the needs of utilities, independent power producers (“IPPs”), and grid planners, Tigo Predict+ provides leading analytical capabilities. Its comprehensive suite of data connectors, application programming interfaces (“API”), and post-processing models are designed to provide rapid integration, facilitating full data connectivity within hours. The platform’s in-house machine learning models and fully automated AI engines present an innovative approach to data analysis, offering insights into consumption patterns, customer group profitability, and expected behavior all from a single interface. The Company began offering the Predict+ service in January 2023. Predict+ revenue represented 1.5% and 2.2% of the Company’s total net revenue for the years ended December 31, 2025, and 2024, respectively.

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
•
Solar Module-Level Monitoring. Tigo provides customers with granular, solar module-level monitoring with its Energy Intelligence Platform. Module-level monitoring can identify anomalies at the module level, increase bankability and lower maintenance expenses as compared to physical monitoring.
•
Storage Architecture. Tigo’s storage architecture utilizes a DC coupled system that minimizes losses from the conversion between AC and DC environments. In Tigo’s DC coupled system, DC solar electricity flows from solar panels into Tigo’s battery unit, avoiding conversions from DC to AC environments before the electricity is stored in the battery.
•
Inverter Architecture. Our GO Inverter is a hybrid inverter that can accept an input from either a battery or PV array. The GO Inverter is available in multiple sizes in all regions where it is available, matching nearly all residential power requirements. They can efficiently operate with a solar panel array oversized by 200% in the event customers want to maximize their solar panel system to be able to better charge batteries.

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
•
Customer Service. Our mission is to deliver products that are productive, reliable, smart, simple and safe to enable customers’ storage and energy independence. To further enhance our customer service experience, in November 2023, the Company began the Green Glove program. Available to all solar installers, the Green Glove program is specifically designed to deliver a premium support experience that enriches the C&I installer journey from design through commissioning. The Green Glove process starts with a comprehensive design review before installation, in which the Company’s support personnel provide valuable insights and guidance. During installation, the support personnel are available on call at the Company’s regional locations to assist and address any concerns. After installation, the support team conducts thorough reviews and follow-up discussions, continually addressing outstanding questions and gathering valuable feedback to enhance the overall installation experience. We believe that the implementation of the Green Glove program, coupled with the reinforcement of the customer experience, will continue to provide us with a competitive advantage.

Our Customers

We currently offer solutions to customers globally in the residential, utility and C&I markets. We primarily rely and focus our sales efforts on distributors and installers who assist in selling our product offerings and services to customers. We do, however, make sales directly to end customers when business conditions exist where it may be advantageous for us and a customer to establish a direct commercial relationship. For the year ended December 31, 2025, no customer accounted for 10% or more of total revenue.

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

A limited number of contract manufacturers account for the substantial majority of our products sold, with manufacturing currently performed across multiple facilities, including facilities located in Thailand and China; however, we maintain relationships with multiple manufacturers and have the ability to shift production among qualified facilities as needed to support continuity of supply. By utilizing more than one contract manufacturer and multiple manufacturing locations, we seek to lower our risk profile and build resilience and redundancy into our supply chain.

We entered into a master supply agreement with one of our principal contract manufacturers in February 2021, which automatically renews for successive one-year periods unless we deliver written notice of termination at least 30 days prior to the renewal date. We place purchase orders for each transaction and, although we receive forecasted pricing on a rolling twelve-month basis, specific pricing is agreed in each purchase order. We provide forecasts for our product needs and the manufacturer is required to reserve capacity for such forecasted needs. The manufacturer is required to provide six months’ prior notice of its intent to discontinue manufacturing any of our products. We expect our manufacturing relationship with this contract manufacturer to conclude in April 2026. In connection with this transition, we have engaged an additional contract manufacturer that has begun producing for us in Thailand.

We entered into a master supply agreement with another principal contract manufacturer in May 2016, which automatically renews for successive one-year periods unless either party delivers written notice of termination at least 90 days prior to the renewal date. The agreement may be terminated upon 180 days’ notice by either party. We receive price quotations that specify itemized product pricing, and such price quotations are generally reviewed every three months or as otherwise agreed.

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

Industry Standards

Our products and systems comply with the applicable regulatory requirements of the jurisdictions in which they are sold, as well as with major international market standards. This includes compliance with electrical safety, electromagnetic compatibility (EMC), and Grid interconnection requirements.

In 2014, Article 690.12 of the U.S. National Electrical Code (“NEC”) mandated that all PV system circuits installed on or in buildings incorporate a rapid shutdown function to reduce electrical hazards for firefighters and emergency responders. Our TS4 products are designed with the capability to remotely shut down individual PV modules and de-energize the PV system to a safe voltage level in order to meet NEC rapid shutdown requirements.

Beginning with the 2017 edition of the NEC 690 code added in-array rapid shutdown requirements, which can be satisfied through the use of MLPEs. Our technology provides full compliance with these enhanced requirements.

Our rapid shutdown solutions are fully certified for compliance with the U.S. NEC and the Canadian Electrical Code by ANSI/CSA-accredited, nationally recognized testing laboratories. In addition, our products have been certified by globally recognized Certification Body Testing Laboratories, ensuring that our compliance test results are widely accepted in international markets beyond the United States and Canada.

Research and Development

Our research and development team has a wide range of experience in electrical, mechanical and software engineering. In addition, many members of our research and development team have expertise in solar technologies. As of December 31, 2025, our research and development organization had a headcount of 31 employees. Our research and development expenses totaled $9.2 million and $9.9 million for the years ended December 31, 2025, and 2024, respectively.

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

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2025, we had 16 granted patents and 13 pending patents. Our issued patents are scheduled to expire between 2029 and 2044. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, methodologies and processes that we believe provide significant competitive advantages.

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
•
size of installed base.

Recent market trends show an increased focus on safety features in rooftop installations, and the emergence of standards that are evolving to address such concerns. In particular, the rapid shutdown standards in the U.S. market have led to the introduction of module-level rapid shutdown devices from our competitors. We believe that the existence of rapid shutdown capabilities built into several of our products, including our optimizers, positions us well in this regard and could serve as a competitive advantage. Additionally, in 2023, PV module manufacturers introduced larger PV modules with increased power levels above 500W. This market trend has led to market interest in higher power rating optimizers, micro inverters and other MLPE devices. Most of our products have been developed to handle up to 725W to keep pace with module manufacturers, and in 2024, we introduced our X family of MLPE which supports solar modules up to 800W. In addition, the increasing demand for storage and battery solutions is expected to increase the attachment rate of storage to PV installations in the coming years.

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

Government Regulation and Compliance

Our business activities are global and are subject to various federal, state, local and foreign laws, rules and regulations, including complex trade and customs laws, regulations and tax requirements such as sanctions orders, duties or tariffs affecting a substantial part of our import operations. In addition, the countries in which our products are manufactured or imported may adopt laws or regulations requiring in-country manufacturing of a specified portion of our components or products. Prospective customers may also require that certain goods be manufactured or sourced in-country in order to obtain their business. In-country manufacturing requirements could have a negative impact on our results of operations as we may have limited manufacturing operations in certain countries. Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of additional duties, new tariffs or other restrictions on imported products, could have an adverse effect on our business and results of operations.

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

Import Tariffs

Changes in the U.S. trade environment, including the imposition of import tariffs and other trade restrictions, have affected, and could continue to affect, the cost and availability of certain products and components used in our products. The U.S. government has imposed tariffs on certain imports and could propose additional tariffs, increase existing tariffs, or implement other trade restrictions in the future. Due to uncertainty regarding the scope, duration, and implementation of current and potential future trade measures, we cannot predict the extent to which tariffs or other trade restrictions may impact our business, results of operations, or financial condition.

We have taken steps to manage our exposure to tariffs and trade restrictions, including adjusting our manufacturing footprint and supply chain where practicable. As of December 31, 2025, the products we import into the United States were manufactured outside of China; however, we may continue to source certain components or finished goods from countries that are, or may become, subject to tariffs or other trade restrictions. In addition, future changes in tariff rates, product scope, country-of-origin rules, or the availability of exemptions could increase our costs, disrupt our supply chain, reduce demand, or adversely affect our gross margins.

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

Additionally, we are governed by the California Consumer Privacy Act of 2018 as amended (“CCPA”), which also imposes certain obligations on businesses in the handling of the personal information of California residents. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA provides for significant civil penalties for violating the act. Among other things, the CCPA requires covered companies to provide disclosures to California residents and ways for such residents to opt-out of certain sales of personal information. The CCPA also provides a private right of action and statutory damages for data breaches. In addition, new legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Comprehensive data privacy laws in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Virginia and Utah are in effect. These state laws impose similar obligations on businesses and grant similar rights to consumers as is provided under the CCPA. Some obligations under these state privacy statutes remain unclear, resulting in further legal uncertainty.

The data privacy legislation discussed above exemplifies the vulnerability of our business in the evolving regulatory environment related to personal information. Other states in the U.S. and the federal government have passed or are considering privacy laws, as well as regulations and amendments to the existing laws, and additional countries have in recent years implemented new privacy laws. Governments may also expand current regulation or guidance or enact new regulation or guidance related to personal information that could have an impact on our business. Our ability to develop new products or features may decrease, and our compliance costs and potential liability may increase with this scattered regulatory environment.

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

One Big Beautiful Bill Act of 2025

In July 2025, the One Big Beautiful Bill Act of 2025 (the “OBBB”) was enacted and implemented material changes to certain federal clean energy tax credit programs that are important to our business and could affect our financial condition, results of operations, and future prospects. Among other changes, the OBBB reduced the Investment Tax Credit (the “ITC”) under Section 25D of the Internal Revenue Code of 1986, as amended (the “Code”), for residential solar and storage systems purchased through cash or loans. Under the OBBB, the Section 25D credit expired on December 31, 2025.

The OBBB also established new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. In particular, solar-only projects that do not commence construction within 12 months of the OBBB’s enactment must be placed in service by December 31, 2027, to remain eligible for the credit. Energy storage projects are not subject to this placed-in-service deadline; however, the ITC for storage systems is scheduled to begin phasing down in 2034, decreasing to 75% in 2034 and 50% in 2035, and phasing out entirely by 2036.

In addition, the OBBB amended the domestic content bonus credit requirements for Section 48E projects. Projects that commence construction after June 16, 2025, must satisfy a 45% domestic cost threshold, increased from 40%. The OBBB further introduced new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions applicable to both Section 48E and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X of the Code. These provisions require an increasing level of non-FEOC content for solar and storage projects beginning construction in 2026 and for manufactured components produced beginning in 2026.

On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance within 45 days regarding the “beginning of construction” requirements applicable to Section 48E projects. In August 2025, the U.S. Department of the Treasury and the IRS issued revised “beginning of construction” guidance for clean energy tax credits that applies only to projects above 1MW. The Executive Order also directs the Secretary to implement the FEOC restrictions set forth in the OBBB. Under the new FEOC rules, a U.S. energy project can only receive specific tax credits if the project’s equipment from certain FEOC- related entities does not exceed set amounts, and the rules disqualify other credits from applying to US-made products that contain too many inputs from certain FEOC- related entities. The rules also prevent a company from receiving specific tax credits if it relies too much on investment or material assistance from certain FEOC- related entities, including in circumstances where a contract, license, or other arrangement gives an FEOC- related entity effective control over the company or its projects or products. Additional FEOC guidance remains forthcoming and is expected to be finalized in 2026, which could further tighten existing requirements.

These legislative and regulatory developments have affected, and could in the future adversely affect, our eligibility for certain tax credits, the attractiveness of our offerings to solar and storage system lease providers, and overall demand for our products. If we are unable to satisfy the revised domestic content or FEOC requirements, our ability to qualify for these incentives could be impaired, which could adversely affect our revenue, gross margins, business operations, and competitive position.

New Iterations of Net Metering in California

In December 2022, the California Public Utilities Commission (“CPUC”) approved and voted for the third iteration of net metering (“NEM 3.0”), which has been effective since April 15, 2023. The new policy reduces the compensation earned by solar customers selling extra energy to the grid by a substantial amount. The average export rate in California under NEM 3.0 is approximately $0.05/kWh to $0.08/kWh compared to the prior average of $0.25/kWh to $0.35/kWh under NEM 2.0. In November 2023, the CPUC also adopted changes to its Virtual NEM and NEM Aggregation programs that prohibit the netting of import energy charges at multi-meter commercial or agricultural properties with solar energy generated at or adjacent to those properties, except for residential account holders in a multi-family residential property. Both of these policy changes in California reduced demand for solar PV systems for the years ended December 31, 2025, and 2024, and may continue to do so for future inverter sales. However, the reduction in export compensation under NEM 3.0, coupled with rising utility rates, may encourage deployment of battery energy storage with solar PV systems and mitigate some of the demand reductions.

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

Human Capital Resources

As of December 31, 2025, we had 138 employees. Of these employees, 12 were engaged in operations, 31 in research and development, 67 in sales and marketing, and 28 in general and administrative roles. Of our employees, 73 were based in the Americas region, 48 were based in the EMEA region and 17 were based in the APAC region. We also engage independent contractors to support our activities.

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

Workplace safety and health

We prioritize our employees by offering comprehensive benefits and promoting health and wellness initiatives. We support a hybrid work model in certain regions and countries, where it aligns with our business requirements. Our commitment is to ensure the safety and health of our employees, and to contribute to the well-being of the communities we serve. This includes equipping our employees with the technology needed for optimal performance in remote settings. We will continue to monitor our global workplace practices and make further changes to our business operations, as necessary, to retain and expand our employee talent pool.

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically with the SEC and such reports can be accessed on our Investor Relations website at www.investors.tigoenergy.com. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. We make available, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with the SEC or otherwise furnishing it to the SEC.

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website. Accordingly, investors should monitor this channel, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 1A. Risk Factors

Investing in our securities involves risks. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, prospects, financial condition or operating results. References to past events are provided by way of example only and they or the lack of reference to any past event or example are not intended to be a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The following discussion should be read in conjunction with our financial statements and notes to our financial statements included herein, as well as the other documents that we file with the Securities and Exchange Commission.

Risks Related to Our Business and Industry

We have a history of generating net losses, and if we are unable to control our costs or achieve adequate revenue growth, we may not achieve or maintain profitability in the future or have sufficient cash to fund our future operations.

We have a history of incurring net losses, and we may not achieve or maintain profitability in the future. We experienced net losses of $1.9 million and $62.7 million for the years ended December 31, 2025, and 2024, respectively. Beginning in the second half of 2023 and continuing into 2024, we experienced higher operating losses than in previous quarters, primarily as a result of higher channel inventories, order cancellations and a slowdown in the macroeconomic environment. While we did see some stabilization in the solar market during 2024, we experienced lower demand for our products and services during the year ended December 31, 2024, primarily due to macroeconomic factors. Our operating results improved for the year ended December 31, 2025, compared to the same period in 2024, however there is no guarantee that we will achieve or sustain profitability in future periods. We expect our costs will increase over time as we continue to invest significant additional funds in expanding our business, sales, and marketing activities, and research and development as we continue to develop our products and services, and maintain high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as we continue to support our operations as a public company. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth.

If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur losses and may not achieve or maintain profitability or have sufficient cash to fund our future operations.

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
•
the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products;
•
availability and cost of financing for end customers, including as interest rates fluctuate;
•
whether distributors, installers, or other channel partners, as well as solar financing providers, adopt and continue to promote our solutions;
•
our ability to timely introduce, qualify, and certify new products and services, particularly in new or adjacent markets; and
•
cost and availability of key raw materials and components and broader supply chain disruptions.

Macroeconomic conditions in our domestic and international markets, as well as inflation concerns, instability of financial institutions, rising interest rates, and recessionary concerns may adversely affect our industry, business and financial results.

Our business depends on the overall demand for our solar energy hardware and software solutions and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our products and services. As a result of macroeconomic or market uncertainty, including inflation concerns, tariffs and fluctuating interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions, geopolitical conflicts, potential regulatory changes through future legislative or executive action, and higher inventory levels in distribution channels have caused and may continue to cause customers to delay purchasing our products and services or not purchase at all. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration, and we may face new risks that we have not yet identified.

Unfavorable global macroeconomic and market conditions, including higher interest rates, tariffs and inflation, have resulted in sustained periods of decreased demand. For example, starting in the second quarter of 2023, we experienced a significant decline in sales activity due to an industry-wide inventory oversupply, higher interest rates and governmental changes to net metering programs in the U.S. and Europe. While we continue to see stabilization in the solar market, we cannot be certain that this trend will continue or other unfavorable macroeconomic conditions and market conditions will not arise, including as a result of a change in policies of the new U.S. presidential administration.

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

Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, as well as uncertainty in the regulatory landscape, have adversely affected, and could continue to adversely affect our business, results of operations and financial condition.

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

The solar industry has historically been cyclical and experienced periodic downturns, which could adversely affect demand for our products and services and our results of operations.

Our future success partly depends on continued demand for solar PV systems in the end-markets we serve, including residential, commercial and utility sectors across the world. The solar industry has historically been cyclical and has from time to time, experienced periods of reduced demand driven by factors outside of our control, including fluctuations in interest rates and the availability and cost of financing for solar projects, changes in government incentives and regulatory programs, fluctuations in electricity prices, heightened competitive dynamics and pricing pressure, and elevated inventory levels within distribution channels. Challenging business conditions, mainly as a result of macroeconomic uncertainty and weakening market conditions, have also contributed to demand decreases.

For example, beginning in the second half of 2023, the solar industry began to experience a downturn, particularly in Europe, which led to a large amount of requests to cancel or delay orders and the buildup of channel inventory of solar products. While we did see stabilization in the solar market throughout recent periods, we cannot be certain that this trend will continue or other unfavorable macroeconomic conditions and market conditions will not arise, including as a result of a change in policies of the new U.S. presidential administration or other shifts in the policy and regulatory landscape in the U.S. and internationally. The cancellation or deferral of product orders, or overproduction due to a change in anticipated order volumes or an inability to accurately forecast demand and align production and inventory levels accordingly could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. Therefore, the solar industry may suffer significant or sustained downturns now or in the future, which has in the past and could in the future adversely affect demand for our solar products and our results of operations.

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

Demand may also be influenced by the timing and structure of government incentives and related programs. For example, in the United States, customers may make purchasing decisions toward the end of the year to take advantage of tax credits or for budgetary reasons. In certain European markets where feed-in tariffs or other incentive programs apply, project development and construction activity may be influenced by program step-downs, deadlines, or other incentive-related timing, and may be concentrated during particular periods of the calendar year. Accordingly, our business and quarterly results of operations could be affected by seasonal fluctuations in the future.

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

The revenues that our contract manufacturers generate from our orders represent a relatively small percentage of their overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, the facilities in which our products are manufactured are located outside of the U.S., currently in Thailand, Vietnam and China. The location of these facilities outside of key markets such as the U.S. increases shipping time, thereby causing a long lead time between manufacturing and delivery.

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

During the years ended December 31, 2025, and 2024, our largest customer accounted for approximately 8.5% and 7.9%, respectively, of our annual net revenue for such period. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control. The agreements we have with some of our largest customers do not have long-term purchase commitments. While we do not believe we are dependent on any one individual customer in the long-term, the loss of, or events affecting, one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

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
•
our ability to develop products that comply with local standards and regulatory requirements, including evolving incentive-related requirements, as well as potential in-country manufacturing requirements;
•
our ability to meet, and our customers’ ability to satisfy, evolving domestic content requirements and restrictions associated with foreign entity of concern (“FEOC”) regulations that may apply to certain clean energy incentives, and the resulting impact on the perceived economics of projects that use our products; and
•
our ability to develop and maintain successful relationships with our customers and suppliers.

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

Our success operating in these new markets and with any new product lines or services the following:

•
the market acceptance of our products and services in markets in which they have not traditionally been used;
•
our ability to compete effectively in new product markets or with offerings to which we are less accustomed;
•
the availability, stability and scope of government subsidies and economic incentives applicable to solar and storage solutions;
•
our ability to reduce production, service delivery and customer acquisition costs in order to price our offerings competitively;
•
accurate forecasting and effective management of inventory levels and supply chain capacity in line with anticipated demand;
•
our ability to manage manufacturing capacity, production ramps, and component availability, including as we introduce new products;
•
the willingness of our potential customers to incur a higher upfront capital investment than may be required for competing solutions;
•
timely qualification, certification and compliance of new products and services with local regulations, grid requirements, trade restrictions, and evolving domestic content and FEOC-related requirements, where applicable;
•
our customer service capabilities and responsiveness as we expand our installed base and broaden our product portfolio; and
•
timely hiring and retention of skilled employees and the efficient execution of our expansion plans.

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

Failure to develop and introduce these new products successfully, to successfully integrate acquired businesses or to otherwise manage the risks and challenges associated with our potential expansion into new product and geographic markets, could adversely affect our revenues, including if we are unable to generate sufficient revenue from these initiatives to offset associated research and development, marketing, manufacturing and regulatory costs

Our success in marketing and selling our products depend, in part, upon our ability to continue to work closely with leading solar manufacturers.

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

We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our hardware and software-enabled services, and negatively impact our business, financial condition and operating results. In particular, we are highly dependent on the services of our Chief Executive Officer and Chairman, as he possesses technical knowledge of our business, operations, and strategy. If we lose his services or if he decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be materially harmed. We also depend on the skills and knowledge of our Chief Financial Officer and Vice President of Software R&D. We cannot assure you that we will be able to successfully attract and retain the senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the San Francisco Bay Area, where our principal offices are located.

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

Risks Related to Legal, Compliance and Regulations

The reduction, elimination, expiration, material modification, or increased qualification requirements of government subsidies and economic incentives applicable to solar PV systems and energy storage systems could reduce demand for solar PV systems and harm our business.

Given our dynamic customer makeup across the world, we and our customers are subject to governmental policies applicable to renewable energy development in numerous jurisdictions.

The market for on-grid applications, where solar power, on a standalone basis or paired with energy storage systems, is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government-issued subsidies and economic incentives that vary by geographic market. Because our customers’ sales of solar power are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity and could harm or halt the growth of the solar electricity industry and our business. In addition, changes to the design, administration, monetization, or eligibility criteria of these programs may reduce their economic value or increase compliance burdens, which could similarly reduce demand for solar and energy storage solutions.

National, state and local government bodies in many countries, including the United States, have provided incentives in the form of feed-in tariffs (“FiTs”), NEM tariffs and related policies, rebates, tax credits, tax incentives and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems and battery energy storage systems to bolster the cost competitiveness of solar electricity in on-grid applications relative to the cost of utility power, and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, have limited funding allocations that require renewal by the applicable jurisdictional authority, or are being changed by governments due to changing market circumstances or changes to national, state or local energy policy. Further, if the ITC, AMPTC, or any other existing tax credits or incentives are reduced or eliminated as part of futures changes to the U.S. Internal Revenue Code, or changes to state law or regulatory reform initiatives by subsequent legislative or executive actions, sales of our products in North America and other markets could be adversely affected. Further, changes in U.S. federal tax law, Treasury or IRS guidance, or related administrative actions could reduce, phase down, limit, or impose additional requirements for claiming or monetizing incentives, including through timing requirements, domestic content rules, and restrictions related to “foreign entities of concern” (“FEOC”), which could reduce the attractiveness of projects that utilize our products and adversely affect demand in North America and other markets.

In addition, several European countries, including Germany, Belgium, Italy, the Netherlands and the United Kingdom, have adopted reductions in or ended their NEM or FiT programs. Certain countries have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for solar energy solutions in Europe, which could adversely impact our results of operations. In certain jurisdictions, additional grid fees or other charges applicable to renewable energy systems have also been proposed or implemented, which may further impact project economics and demand.

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

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted and expanded and extended certain federal tax incentives intended to support solar and energy storage adoption. Subsequent federal legislation and related administrative guidance, including the OBBB enacted in July 2025, has materially modified aspects of these programs, including by (i) causing the Section 25D residential credit to expire on December 31, 2025, (ii) imposing additional timing requirements applicable to certain Section 48E projects, (iii) providing for a phase-down of the investment tax credit for certain energy storage systems beginning in 2034, and (iv) revising domestic content requirements and introducing FEOC-related compliance requirements applicable to certain projects and manufactured components. These changes, and any further modifications, could reduce the availability or economic value of incentives, increase payback periods, or shift customer preferences among financing structures, which could reduce demand for solar and energy storage solutions and adversely affect our business, financial condition and results of operations.

Federal, state, local and foreign tax credits, grants and other incentive programs have in the past had a positive effect on our sales since inception. However, if these programs are reduced, eliminated or expire, it could adversely affect sales of our products in the future. Reductions in incentives and uncertainty around future energy policy, including local content requirements, have in the past and could in the future negatively affect us and may continue to negatively affect our business, financial condition, and results of operations as we seek to increase our business domestically and abroad. Furthermore, electric utility companies may establish rate structures or interconnection requirements that could be harmful to the solar industry and adversely affect our sales. Additionally, our ability to expand to other countries may depend on new countries adopting and maintaining tax credits, tax incentives, NEM policies, or other programs to promote solar electricity and storage, to the extent such incentives or programs are not currently in place. Changes in incentive programs or electricity policies could negatively affect returns on our investments in the countries in which we operate as well as our business, financial condition and results of operations. In addition, uncertainty regarding future interpretations or implementation of incentive rules, including any “beginning of construction” or FEOC-related guidance, may increase market volatility and could result in delays or cancellations of projects.

Projects using our products may not satisfy evolving domestic content and FEOC requirements associated with certain clean energy incentives, which could reduce demand for our products and adversely affect our business, financial condition and results of operations.

Recent legislative and regulatory developments, including the OBBB and related administrative actions and guidance, have introduced and expanded requirements that may affect the availability, value, and monetization of certain clean energy incentives, including investment- and production-based credits. These requirements include, among other things, increased domestic content thresholds for certain bonus credits and FEOC-related restrictions and sourcing rules that may apply to projects depending on the technology, the project’s “begin construction” date, and other eligibility criteria.

Our inverter and energy storage offerings incorporate components sourced through global supply chains, and certain suppliers, sub-suppliers, or manufacturing relationships may be located in, or have commercial ties to, jurisdictions that could be implicated by FEOC-related rules. If projects utilizing our products are unable to satisfy applicable domestic content thresholds or FEOC-related requirements, or if customers perceive that using our products increases the cost, risk, or complexity of qualifying for incentives, installers, developers, distributors, and end customers may favor alternative products, defer purchases, renegotiate pricing, or reduce project volumes.

In addition, these requirements are subject to evolving interpretation and implementation through agency guidance, and compliance may require us, or our supply chain partners, to modify sourcing strategies, redesign products, add qualification testing or documentation, and incur incremental costs. Any inability to adapt to these requirements in a timely and cost-effective manner could adversely affect demand for our products, our competitive position, and our results of operations.

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

We may also be negatively affected by the prospect of expanded trade restrictions between the government of the United States and where we or our partners operate. Escalating trade tensions between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our products. Our operations and supply chain may be adversely affected by actual or threatened trade actions, including new or increased tariffs, customs duties, import/export restrictions, sanctions, and other trade barriers in the United States and in other jurisdictions in which we or our suppliers operate.

In addition, recent policy actions and proposals in the United States have included the imposition of, or consideration of, additional tariffs and other trade restrictions on certain imported goods, including goods sourced from China and other jurisdictions. Any escalation of a trade war between China and the U.S., or between any other jurisdictions in which we conduct business, could potentially impact our hardware component prices and impact any plans to sell products in China and other international markets. The escalation of any “trade war” may also contribute to the rise of inflation, which may negatively affect the United States’ and global markets. Retaliatory measures, changes in customs enforcement practices, or broader trade restrictions could also disrupt logistics, lengthen lead times, limit component availability, and increase price volatility.

At this time, it is unclear how further expanded trade restrictions may impact us or our partners, although they pose the risk of price instability and that exports of our products may become subject to retaliatory tariffs. In addition, alternative suppliers for certain critical components may be limited, may require lengthy qualification and certification processes, or may not be available at competitive cost or in sufficient volumes. These developments may also reduce customer demand by increasing the total installed cost of solar and storage systems or extending payback periods, and continuing uncertainty could cause customers to advance, delay, reduce, or cancel purchases. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, on August 16, 2022, the IRA, among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations and a 1% excise tax on corporate stock repurchases by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. The exact impact of the Tax Act, the CARES Act and the IRA for future years is difficult to quantify, but these changes could materially affect our effective tax rate in future periods, in addition to any changes made by new tax legislation. In July 2025, the OBBB was enacted into law and, among other things, modified aspects of the U.S. tax code and scaled back certain clean energy incentives established or expanded by the IRA, including by accelerating the expiration of the Section 25D residential solar credit after December 31, 2025 and modifying eligibility requirements and deadlines applicable to certain other clean energy credits, and expanding certain non-FEOC requirements.

Changes in U.S. federal policy priorities and the implementation of incentive programs may affect the availability, timing, and monetization of certain tax incentives and related funding programs. Accordingly, the exact impact of the Tax Act, the CARES Act, the IRA, the OBBB and other legislative, regulatory and administrative developments for future years is difficult to quantify, but these changes could adversely affect our results of operations.

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

Our worldwide operations could be subject to natural disasters (including as a result of climate change), public health events, significant disruptions of information technology systems, data security breaches and other catastrophic business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. We rely on third-party manufacturing facilities, including for all product assembly and final testing of our products, which are performed at third-party manufacturing facilities in countries outside of the United States. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, the COVID-19 pandemic or an outbreak of other contagious diseases or health epidemics), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, regional wars, or general economic or political factors. Such risks could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

The failure of battery energy storage cost to continue to decline would have a negative impact on our business and financial condition.

The growth and profitability of our GO ESS product line is dependent upon the continued decline in the cost of battery energy storage. Over the last decade, the cost of battery energy storage systems, particularly lithium-ion based battery energy storage systems, has declined significantly. This lower cost has been driven by advances in battery technology, maturation of the battery supply chain, the scale of battery production by the leading manufacturers and other factors. The growth of our hardware sales and related software-enabled services is dependent upon the continued decrease in the price and efficiency of battery energy storage systems of our OEM suppliers. If for whatever reason, our OEM suppliers are unable to continue to reduce the price of their battery energy storage systems, our GO ESS product line could be negatively impacted.

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

We are seeing an increase in overall operating and other costs as the result of inflationary pressures and elevated production costs, in particular in Europe and the United States. While inflationary pressures have moderated from recent peaks, and we do not believe inflationary pressures have caused a material impact on our business to date, there can be no guarantee that inflation will not cause our operations to suffer in the future. If inflation rates were rise, or if the global or U.S. economies experience a recession or economic slowdown, consumers may not be able to purchase our products as usual, especially where these factors have a direct impact on the consumers. As a consequence, our earnings may be adversely affected. High interest rates in Europe, the U.S., or elsewhere could adversely affect our costs and earnings due to the impact those changes have on our variable-rate debt instruments.

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

The Company has subsidiaries that conduct research and development, in addition to our Predict+ service, that are located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect us. Israel has been and is currently involved in a number of armed conflicts and is the target of terrorist activity, including threats from Hezbollah militants in Lebanon, Iranian militia in Syria, Iran and other regional actors, and the security situation remains volatile and difficult to predict.

For example, on October 7, 2023, Hamas terrorists and members of other terrorist organizations conducted a series of attacks on Israeli civilian and military targets. Shortly following the attack, Israel declared war against Hamas, and several hundred thousand Israeli reservists were drafted to perform immediate military service. Cease fire agreements or pauses in hostilities have been announced or implemented at times; however, hostilities and heightened tensions have continued in the region and could intensify or expand, including through renewed escalation, violations of cease fire arrangements, or additional military action. Military conflicts at some of Israel’s borders are difficult to predict, as are its economic implications on the Company’s business and operations in Israel and on Israel’s economy in general.

In addition, any future armed conflict, political instability, event of escalation or violence in the region may impede our ability to manage our business effectively or otherwise adversely affect our business or operations. Some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for additional active duty under emergency circumstances, including in connection with the current armed conflict and related hostilities.

In the event our subsidiary’s office is damaged as a result of hostile action, or the current armed conflict or other hostilities disrupt ongoing operations, we may be unable to operate our Israel-based activities as planned. These conditions may also reduce employee availability and productivity, disrupt supply chains, logistics, travel and communications, security and compliance costs, and heighten cybersecurity risks, which could negatively impact our business, results of operations and financial condition.

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

For example, in the last quarter of 2023, costs increased again due to geopolitical tensions in the Middle East. Specifically, actions by the Houthi rebel group in Yemen disrupted international shipping lanes in the Red Sea, necessitating the rerouting of commercial ships away from the Suez Canal to longer alternative routes. While we have seen costs stabilize over time, if we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted.

If our estimates of useful life for our solar energy hardware and software solutions are inaccurate or if our OEM suppliers do not meet service and performance warranties and guarantees, our business and financial results could be adversely affected.

We sell hardware and software-enabled services to our customers. Our software-enabled services are essential to the operation of these hardware products. As a result, in connection with the sales of solar energy hardware, we enter into recurring long-term services agreements with customers. Our pricing of services contracts is based upon the value we expect to deliver to our customers, including considerations such as the useful life of solar energy systems and prevailing electricity prices. We also provide certain warranties and guarantees covering product specification and drawings, as well as defects in design, materials, workmanship, and manufacturing.

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

These lengthy sales and installation cycles increase the risk that our customers will fail to satisfy their payment obligations or cancel orders before the completion of the transaction or delay the planned date for installation. Cancellation rates may be impacted by factors outside of our control including an inability to install solar energy hardware at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the customer or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business, financial condition and results of operations could be adversely affected.

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

Although our revenues are generated in U.S. dollars, a portion of our operating expenses is incurred in New Israeli Shekels (primarily related to payroll), the Euro and, to a lesser extent, other currencies. As a result, our profitability may be affected by movements in the U.S. dollar relative to the Euro, the New Israeli Shekel and other currencies in which we generate revenues, incur expenses and maintain cash balances.

Foreign currency fluctuations may also affect the prices of our products which are denominated primarily in U.S. dollars. If there is a devaluation of a particular currency, the prices of our products will increase relative to the local currency and may be less competitive. Despite our efforts to minimize foreign currency risks, primarily by maintaining cash balances in New Israeli Shekels, significant and sustained changes in exchange rates, particularly between the U.S. dollar and the Euro, the New Israeli Shekel and other currencies, could have an adverse effect on our profitability and financial condition.

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

We have entered into supply agreements with certain suppliers of battery energy storage systems and other components of our solar energy systems. Some of these supply agreements provide for fixed or inflation-adjusted pricing and substantial prepayment obligations. If our suppliers provide insufficient inventory at the level of quality required to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, as we have limited alternatives for supply in the short term, our results of operations could be materially and negatively impacted. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with certain suppliers without a long, stable production and financial history. Given the uniqueness of our product, many of our suppliers do not have a long operating history and may not have substantial capital resources. In the event any such supplier experiences financial difficulties, it may be difficult or may require substantial time and expense to replace such supplier. We do not know whether we will be able to maintain supply relationships with our critical suppliers, or secure new long-term supply agreements.

Additionally, many of the battery energy storage systems and components of our solar energy systems are procured from foreign suppliers, which exposes us to risks including unforeseen increases in costs or interruptions in supply arising from changes in applicable international trade regulations, such as taxes, tariffs, or quotas. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

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

We receive, store and use certain personal information of our customers, and the end-users of our customers’ solar PV systems, including names, addresses, e-mail addresses, credit information and energy production statistics. We also store and use personal information of our employees. We take steps to protect the security, integrity and confidentiality of the personal information we collect, store and transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. These techniques may include social engineering (including impersonation or deepfake schemes), ransomware and extortion, exploitation of software vulnerabilities, credential theft, attacks on third-party service providers or other elements of the supply chain, and increasingly, the use of artificial intelligence and other coordinated methods that may increase the scale, speed and sophistication of cybersecurity attacks. In addition, our visibility into, and ability to monitor, the security practices of our suppliers, vendors and other service providers may be limited, and any incident affecting them could adversely affect us.

We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal information in the different jurisdictions in which we operate, including comprehensive regulatory systems in the U.S. and Europe. In addition to the Federal Trade Commission Act (“FTC Act”), which generally regulates the data privacy and cybersecurity practices of businesses as consumer protection, California enacted the CCPA, which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA has been amended from time to time, including by the California Privacy Rights Act (“CPRA”), which was approved by California voters in the November 3, 2020 election. The CPRA significantly modified the CCPA, including by establishing particular consumer rights with respect to certain sensitive personal information. The CPRA also created a new state agency vested with authority to enforce the CCPA and implement regulations under the CCPA. It remains unclear what, if any, further modifications will be made to the CCPA or how such legislation will be interpreted. In addition, new legislation proposed or enacted in other states will continue to shape the data privacy environment nationally. Comprehensive data privacy laws have been enacted and are in effect in a growing number of states, many of which are in effect, and additional states have adopted or continue to consider similar legislation. These state laws impose similar obligations on businesses and grant similar rights in consumers as is provided under the CCPA but some obligations under these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with these and other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations.

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

On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR. The UK had already announced a reciprocal adequacy finding in respect of the EU. The effect of these adequacy decisions is that personal information may flow between the EEA and the UK without hindrance and/or the need to implement any specific data transfer mechanism. These adequacy decisions must be reviewed after four years and are subject to modification or revocation at any time. Changes to the UK GDPR and the UK Data Protection Act 2018 (“DPA 2018”) were introduced by the Data (Use and Access) Act 2025 (the “DUAA”), many of which took effect in February 2026. Overall, the changes introduced by the DUAA do not fundamentally alter the UK GDPR or the DPA 2018; however, the DUAA does introduce: (a) added flexibility for organizations seeking to comply with the UK GDPR and DPA 2018; and (b) new requirements concerning the management of requests and complaints from individuals about the processing of their personal information. We note that the UK government has indicated its intention to amend the UK GDPR, the Data Protection Act 2018 and other laws relevant to privacy and cybersecurity. The impact of any changes to existing privacy and cybersecurity laws will not be clear until full details of these changes have been published and agreed.

The EU / UK also impose cybersecurity obligations on organizations that operate in critical sectors of the economy (for example, the UK energy sector) and/or provide specific services (e.g., digital services such as online search engines). These cybersecurity obligations are primarily imposed through EU Member States’ implementation of directive (EU) 2016/1148 (the “NIS Directive”), directive (EU) 2022/2555 (the “NIS 2 Directive”), and the Network and Information Systems Regulations 2018/506 (the “UK NIS Regulations”). Multinational organizations providing services in the UK and across EU Member States may be exposed to overlapping obligations, compliance requirements, and regulatory oversight.

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

The NIS Directive was repealed effective October 18, 2024, and replaced with Directive (EU) 2022/2555 ( the “NIS 2 Directive”). The implementation of the NIS 2 Directive, and repeal of the NIS Directive, does not impact the UK NIS Regulations because the UK is no longer an EU Member State. The NIS 2 Directive imposes a more robust range cybersecurity obligations than the NIS Directive, including a list of minimum cybersecurity risk management measures that must be adopted. The NIS 2 Directive also introduces a robust incident notification process, which requires (amongst other things) notification to the relevant competent authority of incidents which have a significant impact within 24 hours of becoming aware of such an incident, followed by subsequent information disclosures at specific intervals. In addition, the management body of an entity subject to the EU Member State law implementing the NIS 2 Directive may be held liable for non-compliance. The NIS 2 Directive provides that national cybersecurity authorities have a more extensive array of enforcement tools at their disposal, have greater access to information, and benefit from a more considered approach to cross-border and regulatory cooperation. The NIS 2 Directive also establishes consistent minimum standards with respect to regulatory oversight, enforcement, and sanctions. Although the NIS 2 Directive broadens the range of specific cybersecurity measures that in-scope entities must adopt, these measures only represent minimum requirements. EU Member States may impose more stringent requirements on in-scope entities with respect to cybersecurity than provided for under the text of the NIS 2 Directive. There are divergences in approach across EU Member States, which could lead to divergences in approach and making compliance more challenging and costly for multinational organizations with exposure to national laws implementing the NIS 2 Directive across in multiple EU Member States. Organization’s subject to the EU Member State laws implementing the NIS 2 Directive may be subject to fines capped at the greater of: (i) at least €10 million or (ii) 2% of total annual worldwide turnover. Notwithstanding that the NIS Directive has been repealed, the majority of EU Member States have not yet implemented the NIS 2 Directive in domestic legislation. As such, multinational organizations with exposure to the laws of multiple Member States may be subject to both: (i) national laws implementing the NIS Directive in Member States where the NIS 2 Directive has not yet been implemented; and (ii) national laws implementing the NIS 2 Directive. We note that the European Commission has proposed some targeted changes to the NIS 2 Directive; however, the impact of any changes will not be clear until there is alignment between the EU institutions and a final and agreed proposal is published.

The UK has also implemented the Product Security and Telecommunications Infrastructure Act 2022 (“PSTI”) which, amongst other things, imposes obligations on manufacturers, importers and distributors of specific categories of consumer connectable products to comply with minimum security requirements with a view to securing such products against cyber-attacks. Non-compliance with PSTI exposes the organization to fines up to the greater of £10 million or 4% of worldwide revenue. The EU has also introduced the Cyber Resilience Act (the “CRA”) which will impose obligations on manufacturers, importers and distributors of products with a digital component, including internet-enabled hardware and software, to ensure that such products adhere to minimum security requirements. Failure to comply with the CRA exposes organizations to fines of up to the greater of €15 million or 2.5 % of annual worldwide turnover. The majority of the obligations imposed by the CRA take effect from December 2027.

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

We note that the UK is currently in the process of reviewing draft legislation which will amend the UK NIS Regulations if passed into law by the UK Parliament. The impact of any changes to existing cybersecurity laws will not be confirmed until the draft legislation has been fully reviewed and finalized by the UK Parliament.

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

Additionally, certain of our existing service contracts were entered into based on projections regarding service costs reductions that assume continued advances in the cost of delivery of our services, which we may be unable to realize. While we have been successful in reducing our costs to date, the cost of battery energy storage systems and other components of our energy storage systems, for example, could increase in the future. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we have in the past faced increases in our other expenses, including increases in wages or other labor costs, as well as marketing, sales or related costs, and we may continue to experience such increases in the future. We will continue to make significant investments to drive growth in the future. In order to expand into new markets while still maintaining our current margins, we will need to continue to reduce our costs. Increases in any of these costs, or our failure to achieve projected cost reductions, could adversely affect our business, financial condition and results of operations. If we are unable to reduce our cost structure in the future, our net profits may decrease, which could have a material adverse effect on our business and prospects.

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

Further, such licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. The licensing or acquisition of third-party intellectual property rights is a competitive area, and other established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources or greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We could encounter delays and incur significant costs, in product or service introductions while we attempt to develop alternative products or services, or redesign our products or services, to avoid infringing third-party patents or proprietary rights. Failure to obtain any such licenses or to develop a workaround could prevent us from commercializing products or services, and the prohibition of sale or the threat of the prohibition of sale of any of our products or services could materially affect our business and our ability to gain market acceptance for our products or services.

In addition, we incorporate open-source software code in our proprietary software. Use of open-source software can lead to greater risks than use of third-party commercial software, since open-source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Further, companies that incorporate open-source software into their products have, from time to time, faced claims challenging their use of open-source software and compliance with open-source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute open-source software as part of their products to publicly disclose all or part of the source code in their software and make any derivative works of the open-source code available for limited fees or at no cost. Although we monitor our use of open-source software, open-source license terms may be ambiguous, and many of the risks associated with the use of open-source software cannot be eliminated. If we were found to have inappropriately used open-source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain products in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Furthermore, if we are unable to obtain or maintain licenses from third parties or fail to comply with open-source licenses, we may be subject to costly third-party claims of intellectual property infringement or ownership of our proprietary source code. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of the above could harm our business and put us at a competitive disadvantage.

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

We have funded our operations since inception primarily through financing transactions such as the issuance of bonds, convertible promissory notes and loans, and sales of convertible preferred stock. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations, service our indebtedness or invest in the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. In particular, the current disruption in the global financial markets may reduce our ability to access capital and negatively affect our liquidity in the future. The Company intends to secure additional funding from either public or private financing sources, however as the plans are outside of management’s control, the Company cannot ensure they will be effectively implemented. If adequate funds are not available on acceptable terms, or at all, we may be unable to fully fund our ongoing operations, service our future indebtedness, or invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends to holders of our common stock. If we undertake discretionary financing by issuing equity securities, our stockholders may experience substantial dilution. For example, in November 2024, we entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time, through the Sales Agent in transactions deemed to be “at-the-market” offerings under federal securities laws (the “2024 ATM Program”). During the year ended December 31, 2025, a total of 8,309,168 shares of common stock were issued pursuant to the ATM Agreement for aggregate gross proceeds of approximately $14.2 million. As of December 31, 2025, the 2024 ATM Program was fully utilized, and there are no additional shares available for issuance under the program; however, we may, in the future, decide to restart the 2024 ATM Program. Further, on February 24, 2026, we entered into a Registered Direct Purchase Agreement with certain Investors, pursuant to which we issued and sold an aggregate of 5,000,000 shares of common stock for gross proceeds of $15.0 million, before deducting placement agent fees and estimated offering expenses. We may sell common stock, convertible securities or other equity securities in one or more transactions at a price per share that is less than the price per share paid by current stockholders. If we sell common stock, convertible securities, or other equity securities in more than one transaction, stockholders may be further diluted by subsequent sales.

Additionally, future equity financings may result in new investors receiving rights superior to our existing stockholders. Any such issuances of additional equity securities (or securities convertible into equity securities) may cause stockholders to experience significant dilution of their ownership interests and the per share value of common stock to decline. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, difficulties in planning expenses or disputes with suppliers, any of which will adversely affect our business and financial condition.

We manufacture our products according to our estimates of customer demand. This process requires us to make multiple forecasts and assumptions relating to the demand of our distributors, their end customers and general market conditions. Because we sell most of our products to distributors, who in turn sell to their end customers, we have limited visibility as to end-customer demand. We depend significantly on our distributors to provide us with visibility into their end-customer demand, and we use these forecasts to make our own forecasts and planning decisions. If the information from our distributors turns out to be incorrect, then our own forecasts may also be inaccurate. Furthermore, we do not have long-term purchase commitments from our distributors or end customers, and our sales are generally made by purchase orders that may be canceled, changed or deferred without notice to us or penalty. As a result, it is difficult to forecast future customer demand to plan our operations.

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

As a public company, the Company has incurred and will continue to incur significant legal, accounting and other expenses. The Company is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, require, among other things, that a public company establish and maintain effective disclosure and financial controls. As a result, the Company has incurred and will continue to incur significant legal, accounting and other expenses. The Company’s entire management team and many of its other employees devote substantial time to these compliance initiatives.

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

Fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. The trading price of the Company’s securities has been, and could continue to be, volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. During the year ended December 31, 2025, the price of our common stock ranged from a low of $0.67 to a high of $2.74. Any of the factors listed below could have a material adverse effect on your investment in our securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

In addition, as long as the Company is an emerging growth company, its independent registered public accounting firm will not be required to attest to the effectiveness of its internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of the Company’s internal controls over financial reporting could detect problems that the Company’s management’s assessment might not detect. Undetected material weaknesses in the Company’s internal controls over financial reporting could lead to restatements of the Company’s consolidated financial statements and require the Company to incur the expense of remediation.

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

The Company is a holding company with no material assets other than its ownership of our subsidiaries. As a result, the Company has no independent means of generating revenue or cash flow. The Company’s ability to pay taxes and pay cash dividends will depend on our financial results and cash flows. We have not paid any cash dividends on our common stock to date. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason could limit or impair our subsidiaries’ ability to pay such distributions. Additionally, to the extent that the Company needs funds and our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or our subsidiaries are otherwise unable to provide such funds, it could materially adversely affect the Company’s liquidity and financial condition.

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

As of December 31, 2025, the Company’s directors and executive officers beneficially owned, directly or indirectly, in the aggregate, approximately 17,744,129 shares of common stock, representing an aggregate of approximately 25.2% of the combined voting power of the Company’s outstanding capital stock (excluding any options or other securities exercisable for common stock). As a result, in addition to their day-to-day management roles, the Company’s executive officers and directors are able to exercise significant influence on the Company’s business as stockholders, including influence over election of members of the board of directors and the authorization of other corporate actions requiring stockholder approval.

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

Additional Information

We have not identified any known cybersecurity threats, including as a result of prior cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Refer to “Item 1A. Risk Factors”, including the risk factors that are described under the heading “Cybersecurity and Information Technology Risks,” for more information regarding the risks we face from cybersecurity incidents that could adversely impact our business and operations, harm our reputation and subject us to claims or litigation.

Item 2. Properties.

Our corporate headquarters is located in Los Gatos, California, consisting of approximately 15,342 square feet of office, testing and product design space. The lease expires in May 2029.

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

Holders of Record

As of March 16, 2026, there were 95 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes holders of our common stock whose shares of common stock are held in street name by brokers and other nominees.

Dividends

We have not paid any cash dividends on our common stock to date. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, the terms of any indebtedness, general financial condition, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the Board of Directors deems relevant. The payment of any cash dividends will be within the discretion of the Board at such time. The Board is not currently contemplating, and does not anticipate declaring, stock dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not issue any equity securities during the year ended December 31, 2025, that were not registered under the Securities Act of 1933, as amended.

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

Business Overview and 2025 Full Year Results

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

Recent Developments

Direct Offering. On February 24, 2026, we entered into a Purchase Agreement with certain Investors, pursuant to which we issued and sold, in a registered direct offering (the “Offering”), an aggregate of 5,000,000 shares of common stock, for gross proceeds of $15.0 million, before deducting placement agent fees and offering expenses. The closing of the Offering occurred on February 26, 2026.

The Shares were offered by us pursuant to our effective shelf registration statement on Form S-3 (File No. 333-282013) that was filed with the SEC on September 9, 2024, and declared effective on September 17, 2024. A prospectus supplement and accompanying base prospectus describing the terms of the Offering has been filed with the SEC.

Convertible Promissory Notes Extinguishment. On December 17, 2025, we extinguished our Convertible Promissory Notes. As a result, we recorded a loss on extinguishment on Convertible Promissory Notes of $1.1 million, which is included in other (income) expense, net in the in the consolidated statements of operations and comprehensive loss. The loss primarily reflects the difference between the cash paid to extinguish the note and the note’s net carrying amount at the extinguishment date, including the write-off of unamortized debt issuance costs. See Note 7, “Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Key Factors that May Influence Future Results of Operations

Our financial results of operations may not be comparable from period to period due to several factors. Key factors affecting our results of operations are summarized below.

Patent Sale. On December 16, 2025, we entered into a patent purchase agreement involving the sale of certain patent rights. Under the terms of the patent purchase agreement, total consideration is expected to be between $15.0 million and $18.0 million. We received $15.0 million at the initial closing, and an additional holdback amount of up to $3.0 million is contingent on the satisfaction of specified conditions. As of December 31, 2025, these conditions had not been met. Additionally, seller-retained royalties under the purchase patent agreement, which entitles us to receive up to $5.0 million of future license proceeds, represent contingent income and will be recognized in other (income) expenses, net when and if earned.

Trade Tariffs. It is uncertain what impact new or existing tariffs, trade restrictions, or retaliatory actions, may have on us, our business, the solar industry, and our customers. U.S. net revenue represented 23.3% of our total net revenue for the year ended December 31, 2025. Substantially all of our MLPE products, which represented 68.9% of U.S. net revenues during the year ended December 31, 2025, were manufactured in Thailand. Our GO Energy Storage Systems (“GO ESS”) products represented 23.1% of U.S. net revenues during the year ended December 31, 2025. Beginning in October 2025, we transitioned production of our GO ESS product line for the U.S. market from China to Vietnam. As of December 31, 2025, we were subject to tariffs on all products imported into the United States from the countries in which we manufacture our products.

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

The legislation also raises the domestic content threshold for bonus ITC eligibility under Section 48E of the Code to match the thresholds under Section 45Y of the Code, increasing the required domestic cost share to 45% for projects beginning construction on or after June 16, 2025, and before January 1, 2026. The percentage increases to 50% for projects beginning construction during calendar year 2026 and 55% for projects beginning construction after December 31, 2026. In parallel, the OBBB introduces new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions applicable to both Section 48E of the Code and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X of the Code. These provisions establish escalating content sourcing restrictions and other restrictions, generally applicable to taxable years beginning after the date of enactment of the OBBB, for qualifying solar and storage projects and for manufactured components.

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

Demand for Products. Demand for our products continued to increase in 2025 following the industry-wide slow down that began in the second half of 2023 and continued into the 2024.We continued to see a recovery across the major markets we serve, particularly in Europe and the United States, which contributed to revenue growth of 91.7% for the year ended December 31, 2025 compared to the same period 2024. We believe this improvement was driven by a combination of strengthening market conditions and our ability to gain market share in the markets we serve.

Macroeconomic and Market Conditions. The global macroeconomic and market uncertainty has adversely impacted the U.S. and global economies and may continue to do so. As our global footprint expands, we are increasingly exposed to the effects of this evolving environment, including inflation and input-cost pressures, interest rate levels and volatility, tariffs and changes in trade policy, foreign currency fluctuations, potential economic slowdowns or recessions, geopolitical tensions, and regulatory changes stemming from current and future trade policies. A tighter credit market for consumer and business spending could, in turn, adversely affect the spending levels of installers and end users and lead to increased price competition for our products. In addition, a tighter credit environment could adversely affect installer and end-customer demand, increase price sensitivity, and lead to greater price competition for our products. Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, have adversely affected, and could continue to adversely affect, our business, results of operations and financial condition.

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

Additionally, we have made, and plan to continue to make, substantial investments in research and development initiatives to support new product introductions. Although a significant portion of our revenue is derived from our MLPE products, we are continuing to develop and promote additional offerings such as our GO ESS product line and Predict+ service, which we believe will help contribute to long-term revenue growth and market leadership. We believe that our entry into new markets will facilitate revenue growth and customer diversification.

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

The following table sets forth these metrics for the periods presented:

	Year Ended December 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Net revenue	$103,536	$54,014	$49,522	91.7%
Gross profit (loss)	$44,351	$(4,156)	$48,507	1,167.2%
Gross margin	42.8%	(7.7%)
Operating loss	$(4,499)	$(51,997)	$47,498	91.3%
Net loss	$(1,880)	$(62,746)	$60,866	97.0%

Gross Profit (Loss) and Gross Margin

We define gross profit (loss) as total net revenue less cost of revenue, and define gross margin expressed as a percentage, as the ratio of gross profit to revenue. Gross profit (loss) and margin can be used to understand our financial performance and efficiency and allow investors to evaluate its pricing strategy and compare it against competitors. We use these metrics to make strategic decisions identifying areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward.

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

Years ended December 31, 2025 and 2024

	Year Ended December 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Net revenue	$103,536	$54,014	$49,522	91.7%

Net revenue increased by $49.5 million or 91.7% for the year ended December 31, 2025, as compared to the same period in 2024. The increase is driven primarily by an increase of $42.1 million or 87.2% in net revenue from our MLPE product line, compared to the same period in 2024, which is primarily attributable to the continued market recovery that began in the first quarter of 2024 and increased market acceptance of our products. Additionally, our GO ESS product line increased by $6.2 million or 178.6% in net revenue for the year ended December 31, 2025, compared to the same period in 2024, which is primarily attributable to increased solar repowering activities. Please see the section below for a discussion of the factors influencing the fluctuations in net revenue for each of our geographic regions.

	Year Ended December 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
EMEA	$69,478	$32,593	$36,885	113.2%
Americas	26,533	13,132	13,401	102.0%
APAC	7,525	8,289	(764)	(9.2)%
Total net revenue	$103,536	$54,014	$49,522	91.7%

•
EMEA – Net revenue for the EMEA region increased by $36.9 million or 113.2% for the year ended December 31, 2025, as compared to the same period in 2024. The increase is driven primarily by an increase of $33.1 million and $3.2 million in net revenue from our MLPE and GO ESS product lines, respectively. This growth was primarily driven by higher demand of our MLPE products in Germany, the Czech Republic, the United Kingdom, Italy and Poland, in addition to the sale of $3.1 million of our GO ESS products to a customer in Italy.
•
Americas – Net revenue for the Americas region increased by $13.4 million or 102.0% for the year ended December 31, 2025, as compared to the same period in 2024. The increase is driven primarily by increases of $9.7 million, $2.9 million, and $0.5 million in net revenue from our MLPE product line, GO ESS product lines and royalty revenue, respectively. This growth was primarily attributable to increased demand in the United States, including demand related to repowering activity, driven by higher sales of our MLPE product line, increased promotional activities for our GO ESS product line, and increased royalty revenue resulting from a new royalty agreement entered into during the year ended December 31, 2025.
•
APAC – Net revenue for the APAC region decreased by $0.8 million or 9.2% for the year ended December 31, 2025, as compared to the same period in 2024. The change is driven primarily by a decrease of $0.7 million in net revenue from our MLPE product line in Australia, the Philippines, Thailand and Singapore.

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

	Year Ended December 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Cost of revenue	$59,185	$58,170	$1,015	1.7%
Gross profit (loss)	$44,351	$(4,156)	$48,507	1,167.2%
Gross margin	42.8%	(7.7)%

Years ended December 31, 2025 and 2024

Cost of revenue increased by $1.0 million or 1.7% for the year ended December 31, 2025, as compared to the same period in 2024. The increase is primarily driven by a 91.7% increase in net revenue for the year ended

December 31, 2025, compared to the same period in 2024. In addition to higher net revenue, the increase was driven by higher product warranty expense, primarily due to an increased number of units sold during the period, as well as a change in estimated future service delivery costs. The change was also driven by an increase of $1.5 million in customs fees primarily associated with the tariffs that were enacted in 2025. The increase was partially offset by the sale of GO ESS inventory in 2025 that had been previously reserved in 2024. During the year ended December 31, 2024, the Company recorded $23.5 million of inventory reserve charges, primarily related to excess and slow-moving GO ESS inventory and lower sales volumes driven by unfavorable macroeconomic and market conditions in the second half of 2024.

Gross profit increased by $48.5 million or 1,167.2% from a gross loss of $4.2 million for the year ended December 31, 2024, to a gross profit of $44.4 million for the year ended December 31, 2025. Gross margin increased by 50.5 percentage points for the year ended December 31, 2025, as compared to the same period in 2024. The increases were primarily driven by an 88.8% decrease in excess and obsolete inventory expense, in addition to higher-margin sales of previously reserved GO ESS inventory, resulting from reserves established in the second half of 2024.

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

Research and Development

Research and development expenses consist of personnel-related expenses and facility-related expenses. Research and development employees are primarily engaged in the design and development of our MLPE, GO ESS solutions and Predict+ products. We devote substantial resources to research and development programs that focus on enhancements to, and cost efficiencies in, our existing products or services and timely development of new products and services that utilize technological innovation to drive down product costs, improve functionality and enhance reliability. We intend to continue to invest appropriate resources in our research and development efforts because we believe they are critical to maintaining our competitive position.

	Year Ended December 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Research and development	$9,244	$9,860	$(616)	(6.2)%
Percentage of net revenue	8.9%	18.3%

Years ended December 31, 2025 and 2024

Research and development expense decreased by $0.6 million or 6.2% for the year ended December 31, 2025, as compared to the same period in 2024. The decrease is attributed to reduced payroll expense resulting from lower headcount during the year ended December 31, 2025, compared to the same period in 2024, primarily due to workforce reductions of 10% in April 2024 that were implemented in response to the industry-wide slowdown in 2023.

The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Sales and Marketing

Sales and marketing expense consist primarily of personnel-related expenses, as well as advertising, travel, trade shows, marketing, customer support and other indirect costs. We expect to continue to make investments in this area to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors.

	Year Ended December 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Sales and marketing	$17,437	$16,921	$516	3.0%
Percentage of net revenue	16.8%	31.3%

Years ended December 31, 2025 and 2024

Sales and marketing expense increased by $0.5 million or 3.0% for the year ended December 31, 2025, as compared to the same period in 2024. The increase was primarily due to increased payroll costs for the year ended December 31, 2025, compared to the prior year ended December 31, 2024. The increase was primarily attributable to higher incentive compensation, sales commissions and stock-based compensation expense. These increases were partially offset by lower payroll expense due to decreased headcount during the year ended December 31, 2025, compared to 2024 following the workforce reduction noted above. The increase was also partially offset by a decrease in professional service costs for the year ended December 31, 2025, compared to the same period in 2024.

General and Administrative

General and administrative expense consist primarily of personnel-related expenses for our executive, finance, human resources, information technology and legal organizations, facilities costs, and fees for professional services. Fees for professional services consist primarily of outside legal, accounting and information technology consulting costs.

	Year Ended December 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
General and administrative	$22,169	$21,060	$1,109	5.3%
Percentage of net revenue	21.4%	39.0%

Years ended December 31, 2025 and 2024

General and administrative expense increased by $1.1 million or 5.3% for the year ended December 31, 2025, as compared to the same period in 2024. This was driven primarily by an increase in payroll-related incentive compensation in 2025 compared to the same period in 2024. Additionally, the increase was driven in part by a less favorable impact from credit reserves, as 2024 benefited from collections on certain customer balances previously reserved during late 2023 and early 2024 amid the industry-wide slowdown. These increases were partially offset by decreases in legal and facilities expense for the year ended December 31, 2025, compared to the same period in 2024.

Other (Income) Expenses, Net

Other expenses, net, primarily consist of interest income earned on our cash and short term investments, realized gains and losses on short-term and long-term marketable securities, interest expense and fees under our convertible note, non-cash interest expense related to the amortization of debt issuance costs, and non-cash charges recognized for the change in fair value of our contingent share liability, losses or gains on sale intangible assets and losses or gains on debt extinguishment. Refer below for further details on the separate components of other (income) expenses, net.

	Year Ended December 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Change in fair value of contingent shares liability	—	$(152)	$152	100.0%
Gain on sale of intangible assets	(14,637)	—	(14,637)	NM
Loss on extinguishment of Convertible Promissory Note	1,132	—	1,132	NM
Interest expense	11,010	11,420	(410)	(3.6)%
Interest income	(919)	(867)	(52)	(6.0)%
Other expenses, net	192	245	(53)	(21.6)%
Total other (income) expenses, net	$(3,222)	$10,646	$(13,868)	(130.3)%

Years ended December 31, 2025 and 2024

The change in fair value of contingent shares liability was attributable to the revaluation of contingent shares issued in connection with the acquisition of Tigo Energy AI Ltd. (f/k/a Foresight Energy, Ltd. (“fSight”)) at each reporting period based on the Company’s share price as of the revaluation date. The final release of the contingent shares occurred on July 25, 2024.

The gain on sale of intangible assets was attributable to the patent sale which occurred on December 16, 2025. See Note 14, “Patent Sale,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

The loss on extinguishment of Convertible Promissory Note was attributable to the loss recognized on the repayment of the L1 Energy Capital Management note on December 17, 2025. See Note 7, “Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Interest expense decreased by $0.4 million or 3.6% for the year ended December 31, 2025, as compared to the same period in 2024. The decrease was primarily driven the extinguishment of the Company’s Convertible Promissory Note on December 17, 2025, which reduced the period over which interest was accrued, and issuance costs were amortized during 2025.

Interest income increased by a de minimis amount for the year ended December 31, 2025, as compared to the same period in 2024.

Other expenses, net of decreased by a de minimis amount for the year ended December 31, 2025, as compared to the same period in 2024.

Income Tax Expense

	Year Ended December 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Income tax expense	$603	$103	$500	485.4%

Years ended December 31, 2025 and 2024

Income tax expense increased by $0.5 million or 485.4% for the year ended December 31, 2025, as compared to the same period in 2024. The increase was primarily driven by a settlement of a foreign tax examination during the year ended December 31, 2025. See Note 13, “Income Taxes,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Liquidity, Going Concern and Capital Resources

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

As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $7.7 million and total working capital, which we define as current assets less current liabilities, of $19.2 million. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. On December 17, 2025, the Company repaid the full principal balance and accrued interest of its Convertible Promissory Note (see Note 7, “Debt”). As described above in the section entitled “Recent Developments,” on February 26, 2026, we closed the Offering resulting in gross proceeds of $15.0 million, before deducting placement agent fees and offering expenses, and net proceeds of approximately $14.0 million, after deducing placement agent fees and estimated offering expenses (see Note 15, “Subsequent Events”). We believe that our cash provided by operations, as well as the gross proceeds received from the Offering, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments for at least the next 12 months from the issuance date of this Form 10-K for the year ended December 31, 2025.

At-the-market offering. In November 2024, we entered into an ATM Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock from time to time, through the Sales Agent in transactions deemed to be “at-the-market” offerings under federal securities laws (the “2024 ATM Program”). The program concluded in October 2025.

During the year ended December 31, 2025, a total of 8,309,168 shares of common stock were issued pursuant to the ATM Agreement for aggregate gross proceeds of approximately $14.2 million, before deducting commissions and offering expenses payable by us. As of December 31, 2025, the 2024 ATM Program was fully utilized, and there are no additional shares available for issuance under the program. Refer to Note 9, in Part II, Item 8 of this Annual Report on Form 10-K for more information on the at-the-market offering.

Patent Sale. On December 16, 2025, we entered into a patent purchase agreement involving the sale of certain patent rights. Under the terms of the patent purchase agreement, total consideration could amount between $15.0 million and $18.0 million. We received $15.0 million at the initial closing, and an additional holdback amount of up to $3.0 million is contingent on the satisfaction of specified conditions. As of December 31, 2025, these conditions had not been met. Refer to Note 14, in Part II, Item 8 of this Annual Report on Form 10-K for more information on the at-the-market offering.

Convertible Note. On December 17, 2025, we extinguished our Convertible Promissory Notes by paying $51.3 million in cash, which included principal, accrued interest and fees associated with the extinguishment. As of December 31, 2025, we had no outstanding debt obligations. Refer to Note 7, in Part II, Item 8 of this Annual Report on Form 10-K for more information on our Convertible Promissory Notes and extinguishment.

Operating Leases. We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year 2029, with our most significant leases relating to our facilities in Los Gatos, California and Ra’anana, Israel. As of December 31, 2025, we had total lease obligations of $2.7 million recorded on our consolidated balance sheet.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$10,299	$(12,354)
Net cash provided by investing activities	22,616	19,756
Net cash used in financing activities	(36,991)	(61)
Net (decrease) increase in cash and cash equivalents	$(4,076)	$7,341

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

Cash Flows Provided by (Used in) Operating Activities

Operating cash flows consisted of net loss adjusted for certain non-cash reconciling items, such as non-cash interest expense, stock-based compensation expense, provision to write down inventories to net realizable value, depreciation and amortization, and non-cash lease expense, and changes in our operating assets and liabilities. Cash provided by operating activities increased by $22.7 million in the year ended December 31, 2025, as compared to the same period in 2024.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $22.6 million for the year ended December 31, 2025, which is primarily attributable to the sale and maturities of marketable securities, in addition to proceeds from the sale of intangible assets. The cash provided was partially offset by the purchase of additional marketable securities and property and equipment. Net cash provided by investing activities was $19.8 million for the year ended December 31, 2024, which is primarily attributable to the sale and maturities of marketable securities, and was partially offset by the purchase of additional marketable securities and property and equipment.

Cash Flows Used in Financing Activities

Net cash used in financing activities increased by $37.0 million for the year ended December 31, 2025, compared to the same period in 2024 which is primarily attributable to the repayment of principal and accrued interest on our Convertible Promissory Notes, and was partially offset by proceeds from our at-the-market offering during the year ended December 31, 2025.

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

Inventory

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

We accrue estimated warranty costs at the time of sale based on anticipated warranty claims, which are estimated based on actual historical warranty claims experience. Warranty provisions, computed on a per-unit sold basis, are based on our best estimate of such costs and are included in our cost of revenues. The warranty obligation is determined based on actual and predicted failure rates of the products, cost of replacement and service and delivery costs incurred to correct a defective product. Our warranty obligation requires management to make assumptions regarding estimated failure rates and replacement costs. If actual warranty costs differ significantly from these estimates, adjustments may be required in the future, which could adversely affect our gross profit and results of operations. Warranty obligations are classified as short-term and long-term warranty obligations, based on the period in which the warranty is expected to be claimed. The product warranty liability (short and long-term) was $9.3 million and $5.8 million, for the years ended December 31, 2025, and 2024, respectively.

See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to product warranty.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination, including identifiable intangible assets and liabilities assumed, and is evaluated for impairment at the reporting unit level. Given the Company operates as a single reporting unit, goodwill is assessed on a consolidated basis.

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

We complete the required annual testing of goodwill impairment for the reporting unit in the fourth quarter of each year to determine if goodwill should be impaired. During the year ended December 31, 2025, no impairment of goodwill has been identified. For the annual test impairment test that was conducted in the fourth quarter of 2025, fair value exceeded the carrying value by 257.9%.

The valuation of goodwill inherently involves a degree of uncertainty, particularly as it relates to our stock price and the calculation of our fair value. We closely monitor all conditions and are prepared to perform interim impairment tests should there be indications that the fair value of the reporting unit may have declined below its carrying amount.

See Note 2 and 12 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to goodwill.

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

As of December 31, 2025, our net DTA balance on a consolidated basis was $0.3 million, net of a valuation allowance of $37.1 million. Significant domestic DTAs were generated, primarily due to net operating losses, research and development tax credits, along with capitalized expenditures including research and development. We assessed the ability to realize the benefits of our DTAs in each reporting period by evaluating all available positive and negative evidence, objective and subjective in nature, including, but not limited to, (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, (4) respective carryback and/or carryforward periods of tax attributes available to date, and (5) limitation on NOL utilization against taxable income. We measured our current DTA balances against estimates of future income based on objectively verifiable operating results from our recent history, and concluded that sufficient future taxable income will not be generated to realize the benefits of our federal, state and certain foreign DTAs. Therefore, we continue to maintain a valuation allowance against our domestic and certain foreign net deferred tax assets.

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

See Note 2 and 13 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to income taxes.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tigo Energy, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

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

March 19, 2026

We have served as the Company’s auditor since 2023.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$7,670	$11,746
Marketable securities, short-term	—	8,156
Accounts receivable, net of allowance for credit losses of $356 and $2,239 at December 31, 2025, and December 31, 2024, respectively	13,895	7,976
Inventory	31,286	21,997
Prepaid expenses and other current assets	5,148	3,533
Total current assets	57,999	53,408
Property and equipment, net	2,652	2,812
Operating lease right of use assets	2,338	1,576
Intangible assets, net	1,652	1,922
Other assets	1,187	984
Goodwill	12,209	12,209
Total assets	$78,037	$72,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,196	$8,077
Accrued expenses and other current liabilities	7,129	7,361
Deferred revenue, current portion	961	525
Warranty liability, current portion	626	496
Operating lease liabilities, current portion	856	649
Total current liabilities	38,768	17,108
Warranty liability, net of current portion	8,718	5,302
Deferred revenue, net of current portion	860	644
Long-term debt, net of unamortized debt discount and issuance costs	—	40,511
Operating lease liabilities, net of current portion	1,817	961
Other long-term liabilities	251	—
Total liabilities	50,414	64,526
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value: 150,000,000 shares authorized; 70,424,566 and 60,800,130 shares issued and outstanding at December 31, 2025, and December 31, 2024, respectively	7	6
Additional paid-in capital	168,022	146,903
Accumulated deficit	(140,406)	(138,526)
Accumulated other comprehensive income	—	2
Total stockholders’ equity	27,623	8,385
Total liabilities and stockholders’ equity	$78,037	$72,911

See accompanying notes to consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Net revenue	$103,536	$54,014
Cost of revenue	59,185	58,170
Gross profit (loss)	44,351	(4,156)
Operating expenses:
Research and development	9,244	9,860
Sales and marketing	17,437	16,921
General and administrative	22,169	21,060
Total operating expenses	48,850	47,841
Loss from operations	(4,499)	(51,997)
Other (income) expenses, net:
Change in fair value of contingent shares liability	—	(152)
Gain on sale of intangible assets	(14,637)	—
Loss on extinguishment of Convertible Promissory Note	1,132	—
Interest expense	11,010	11,420
Interest income	(919)	(867)
Other expense, net	192	245
Total other (income) expenses, net	(3,222)	10,646
Loss before income tax expense	(1,277)	(62,643)
Income tax expense	603	103
Net loss	(1,880)	(62,746)

Other comprehensive loss:
Unrealized (loss) gain resulting from change in fair value of marketable securities	$(2)	$61
Total comprehensive loss	$(1,882)	$(62,685)

Loss per common share
Basic	$(0.03)	$(1.04)
Diluted	$(0.03)	$(1.04)
Weighted-average common shares outstanding
Basic	65,007,762	60,263,190
Diluted	65,007,762	60,263,190

See accompanying notes to consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) gain	Total stockholders’ equity
Balance at December 31, 2024	60,800,130	$6	$146,903	$(138,526)	$2	$8,385
Issuance of common stock upon exercise of stock options	342,044	—	157	—	—	157
Stock-based compensation expense	—	—	7,863	—	—	7,863
Issuance of common stock in connection with employee incentive restricted stock awards	1,248,324	—	1	—	—	1
Issuance of common stock in connection with at-the-market offering, net of offering costs	8,309,168	1	13,466	—	—	13,467
Shares withheld for taxes upon restricted stock awards vesting	(232,023)	—	(368)	—	—	(368)
Shares withheld for taxes upon options exercised	(43,077)	—	—	—	—	—
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	(2)	(2)
Net loss	—	—	—	(1,880)	—	(1,880)
Balance at December 31, 2025	70,424,566	$7	$168,022	$(140,406)	$—	$27,623

See accompanying notes to consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) gain	Total stockholders’ equity
Balance at December 31, 2023	58,751,666	6	138,657	(75,780)	(59)	62,824
Issuance of common stock upon exercise of stock options	789,097	—	272	—	—	272
Stock-based compensation expense	—	—	7,721	—	—	7,721
Issuance of common stock in connection with the acquisition of fSight	252,288	—	375	—	—	375
Issuance of common stock in connection with employee incentive restricted stock awards	1,088,384	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of offering costs	16,336	—	—	—	—	—
Shares withheld for taxes upon restricted stock awards vesting	(97,641)	—	(122)	—	—	(122)
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	61	61
Net loss	—	—	—	(62,746)	—	(62,746)
Balance at December 31, 2024	60,800,130	6	146,903	$(138,526)	$2	$8,385

See accompanying notes to consolidated financial statements.

TIGO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,880)	$(62,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,266	1,219
Provision to write down inventories to net realizable value	1,481	23,108
Change in fair value of contingent shares liability	—	(152)
Non-cash interest expense	8,605	8,941
Stock-based compensation	7,863	7,721
Change in allowance for credit losses	(17)	(1,684)
Non-cash lease expense	906	1,122
Accretion of interest on marketable securities	(467)	(354)
Loss on disposal of property and equipment	12	—
Gain on sale of intangible assets	(14,637)	—
Loss on extinguishment of Convertible Promissory Note	1,132	—
Changes in operating assets and liabilities:
Accounts receivable	(5,902)	570
Inventory	(10,770)	16,296
Prepaid expenses and other assets	(1,818)	1,658
Accounts payable	20,913	(6,625)
Accrued expenses and other liabilities	(232)	(793)
Deferred revenue	652	368
Warranty liability	3,546	166
Operating lease liabilities	(605)	(1,169)
Other long-term liabilities	251	$—
Net cash provided by (used in) operating activities	$10,299	$(12,354)
Cash flows from investing activities:
Purchase of marketable securities	(31,319)	(10,976)
Purchase of property and equipment	(642)	(1,286)
Sales and maturities of marketable securities	39,940	32,018
Proceeds from sale of intangible assets	14,637	—
Net cash provided by investing activities	$22,616	$19,756
Cash flows from financing activities:
Proceeds from exercise of stock options	157	272
Proceeds from at-the-market offering	13,467	16
Payment of offering costs related to at-the-market offering	—	(227)
Payment of tax withholdings on restricted stock awards	(367)	(122)
Repayment of Convertible Note	(50,248)	—
Net cash used in financing activities	$(36,991)	$(61)
Net (decrease) increase in cash	(4,076)	7,341
Cash and cash equivalents at beginning of period	11,746	4,405
Cash and cash equivalents at end of period	$7,670	$11,746

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
(in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,591	$2,510
Cash paid for income taxes, net
Foreign:
Italy	$150
Israel	$113
Cash paid for income taxes, net	$263	$575
Supplemental schedule of non-cash investing and financing activities:
Operating lease right of use assets obtained in exchange for operating lease liabilities	$1,668	$195
Property and equipment in accounts payable	$206	$—
Non-cash consideration paid for fSight acquisition	$—	$375
Unrealized gain resulting from change in fair value of marketable securities	$(2)	$61

See accompanying notes to consolidated financial statements.

TIGO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of Operations

Tigo Energy, Inc. and subsidiaries (together, the “Company”) consists of Tigo Energy, Inc. (“Tigo”), its wholly-owned direct and indirect subsidiaries: Tigo Energy MergeCo, Inc. (f/k/a Tigo Energy, Inc.) (“Legacy Tigo”), Tigo Energy Brasil Ltda., Tigo Energy Philippines Inc., Tigo Energy Israel Ltd., Tigo Energy AI Ltd. (f/k/a Foresight Energy, Ltd. (“fSight”)), Tigo Energy Italy SRL, Tigo Energy Equipment Trading (Suzhou) Co., Ltd. and Tigo Energy Australia Pty Ltd. Prior to the consummation of the Business Combination (as defined below), the operations of the Company were conducted through Legacy Tigo. Legacy Tigo was incorporated in Delaware in 2007 and commenced operations in 2010.

The Company provides solar and energy storage solutions, including module level power electronics (“MLPE”) designed to maximize the energy output of individual solar modules, delivering more energy, active management, and enhanced safety for utility, commercial, and residential solar arrays. By combining its MLPE and solar optimizer technology with intelligent, cloud-based software capabilities, the Company enables advanced energy monitoring, system diagnostics, and real-time control. These smart hardware and software solutions enhance system performance, lower operating costs, and ensure compliance with safety regulations, including rapid shutdown requirements. In addition to MLPE, the Company develops and manufactures inverters and battery energy storage systems for the residential solar-plus storage market, further expanding its suite of solutions for efficient and reliable energy management. The Company is headquartered in Los Gatos, California, with offices in Europe, Asia, and the Middle East.

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

The Company has determined the functional currency of the subsidiaries to be the U.S. dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Net revenue and expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other (income) expenses, net in the consolidated statements of operations and comprehensive loss and were not material for the years ended December 31, 2025, and 2024.

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

As of December 31, 2025, the Company had cash and cash equivalents of $7.7 million and total net working capital, which we define as current assets less current liabilities, of $19.2 million. On December 17, 2025, the Company repaid the full principal balance and accrued interest of its Convertible Promissory Note (see Note 7, “Debt”). Additionally, on February 24, 2026, we issued and sold, in the Offering (as defined above), an aggregate of 5,000,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $3.00 per share, resulting in gross proceeds of $15.0 million to the Company, before deducting placement agent fees and offering expenses (see Note 15, “Subsequent Events”). We believe that our cash provided by operations, as well as the gross proceeds received from the Offering, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments for at least the next 12 months from the issuance date of this Form 10-K for the year ended December 31, 2025.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, marketable securities and accounts receivable. The Company maintains deposits in federally insured financial institutions, which, at times, may exceed federally insured limits. The Company believes it is not exposed to significant credit risk beyond the normal credit risk associated with commercial banking relationships as the Company’s cash is deposited with major financial institutions in the U.S., Europe, the Middle East and Asia. The Company does not believe it is exposed to any significant credit risk due to the high credit quality of the financial instruments in which the money is held. At December 31, 2025, and 2024, the Company held immaterial cash in foreign bank accounts. To date, the Company has not experienced any losses on its deposits of cash.

For the year ended December 31, 2025, no customer accounted for 10% or more of total revenue.

At times, a portion of the Company’s accounts receivable are due from customers whose individual balances represent 10% or more of total accounts receivable. Customers accounting for 10% or more of total accounts receivable were as follows:

Year Ended December 31,
2025
Customer A	22.5%
Customer B	10.6%

No other customer accounted for 10% or more of total accounts receivable as of December 31, 2025.

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

	Year Ended December 31,
(in thousands)	2025	2024
Allowance for credit losses, beginning balance	$2,239	$4,011
Net charges to expense or (recovery)	236	(1,629)
Write-offs	(2,119)	(143)
Allowance for credit losses, ending balance	$356	$2,239

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

Property and equipment, net

Property and equipment is stated at cost, less accumulated depreciation. Cost includes amounts paid to acquire or construct the asset as well as any expenditure that substantially adds to the value of or significantly extends the useful life of an existing asset. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which ranges from 1 to 25 years. Leasehold improvements are amortized over the shorter of the lease term or expected useful life of the improvements.

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

Long-Lived Assets

The Company reviews its long-lived assets, which consist of property and equipment, net and operating lease right of use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying cost amount or fair value less cost to sell. No impairment losses were identified for the years ended December 31, 2025, and 2024.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired in addition to liabilities assumed arising from the acquisition of Tigo Energy AI Ltd (f/k/a Foresight Energy, Ltd. (“fSight”)) in 2023. Initially the Company measures goodwill based upon the value of the consideration paid plus or minus net assets assumed. The goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers.

Intangible assets have either an identifiable or indefinite useful life. Intangible assets are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist primarily of patents, developed technology, and customer relationships. The useful life of these intangible assets ranges from 6.7 to 10 years. We evaluate the recoverability of finite-lived intangible assets for impairment whenever there are triggering events or circumstances that may indicate the carrying amount of such assets may not be recoverable.

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

The following table summarizes the changes in product warranty liability:

	Year Ended December 31,
(in thousands)	2025	2024
Balance at the beginning of the period	$5,798	$5,632
Provision for warranty issued during period	2,968	1,284
Changes in estimate	1,154	(758)
Settlements	(576)	(360)
Balance at the end of the period	$9,344	$5,798

Convertible Promissory Note and Debt Extinguishment

On January 9, 2023, the Company entered into a convertible promissory note purchase agreement (the “Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l (“L1 Energy”) pursuant to which the Company issued a convertible promissory note in an aggregate principal amount of $50.0 million (the “Convertible Promissory Note”).

On December 17, 2025, the Company extinguished the Convertible Promissory Note. The Company recognized a loss on extinguishment of the Convertible Promissory Note of $1.1 million during the year ended December 31, 2025, which is included in other (income) expense, net in the consolidated statements of operations and comprehensive loss. Gains and losses on extinguishment of debt are recognized upon extinguishment of debt instruments and are measured as the difference between the reacquisition price and the net carrying amount of the debt at the extinguishment date. Please refer to Note 7, “Debt,” for additional details regarding the Convertible Promissory Note and the extinguishment transaction.

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
•
Services Delivered Over Time. Revenue recognized from services delivered over time, including monitoring services and Predict+ SaaS services, represented 1.8% of total net revenue for the year ended December 31, 2025. The balance was immaterial for the year ended December 31, 2024. Sales of the Company’s hardware products can include the Company’s free or premium web-based monitoring service. These monitoring services represent a single performance obligation and is deferred at the sale date. The free monitoring service revenue is recognized ratably over an estimated service period of approximately 5 years as the service is performed. The premium monitoring service is recognized ratably over the contracted service period, up to 20 years, as the service is performed. The full consideration of monitoring service revenue represented less than 1% of the total net revenue during the years ended December 31, 2025, and 2024. The allocation of revenue between the hardware and monitoring service deliverables is based on the Company’s best estimate of the standalone selling price determined by considering multiple factors, including internal costs, gross margin and historical selling practices. Additionally, the Company provides software as a service (“SaaS”) platform for our Predict+ technology. The Predict+ service revenue is recognized ratably over a contract service period up to 11 years, as the service is performed.

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

See Note 5 for additional information.

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

Advertising Costs

All advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses incurred by the Company were $0.6 million and $0.6 million for the years ended December 31, 2025, and 2024, respectively.

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

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive loss consists of the change in net unrealized gain on marketable securities.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (“Topic 740”). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, although retrospective application is permitted. We have adopted and applied the guidance under the ASU for the year ended December 31, 2025, using the prospective method. See enhanced disclosures in our consolidated statement of cash flows and Note 13. “Income Taxes” in the accompanying notes to the consolidated financial statements for further detail.

Recently issued accounting pronouncements not yet adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income (Loss) Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company’s consolidated statements of operations and comprehensive loss in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-04 is effective fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In September 2025, the FASB issued ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s accounting policies and the financial statements.

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

For following table sets forth the computation of basic and diluted net loss per share to common stockholders:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Numerator:
Net loss	$(1,880)	$(62,746)

Denominator:
Weighted-average shares of common stock outstanding – basic and diluted	65,007,762	60,263,190

Net loss per share of common stock – basic and diluted	$(0.03)	$(1.04)

The Company excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period.

	As of December 31,
	2025	2024
Outstanding stock options and restricted stock units	4,457,053	4,673,638
Convertible promissory note	—	5,305,861
	4,457,053	9,979,499

4.
Fair Value of Financial Instruments

Fair Value Measurements

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Assets:
Cash equivalents:
Money market accounts	$126	$—	$—
December 31, 2024
Assets:
Cash equivalents:
Money market accounts	$6,839	$—	$—
U.S. agency securities	$—	$499	$—
Marketable securities:
Corporate bonds	$—	$2,018	$—
U.S. agency securities	$—	$6,138	$—

During the year ended December 31, 2025, the Company sold all of its available-for-sale marketable securities. Accordingly, the Company held no marketable securities as of December 31, 2025. The proceeds from the sales of marketable securities were used to fund the extinguishment of the Company’s Convertible Promissory Note. The following is a summary of the changes in fair value of the Company’s marketable securities as of December 31, 2024:

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

5.
Net Revenue

Geographic Net Revenues

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes net revenue by major geographic region, based on customers’ location (in millions):

	Year Ended December 31,
(in thousands)	2025	2024
EMEA(1)	$69,478	$32,593
Americas(2)	26,533	13,132
APAC	7,525	8,289
Total net revenue	$103,536	$54,014
(1)
Our net revenues generated from the Germany, Czech Republic, the United Kingdom and Italy and represented 15.5%, 15.2%, 15.1%, and 10.3% of our total net revenue for the year ended December 31, 2025, respectively. Our net revenues generated from Germany and the Czech Republic represented 16.3% and 11.8% of our total net revenue for the year ended December 31, 2024, respectively.
(2)
Our net revenues generated from the United States represented 23.3% and 20.7% of our total net revenue for the years ended December 31, 2025, and 2024, respectively.

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

The following table summarizes the changes in deferred revenue:

	Year Ended December 31,
(in thousands)	2025	2024
Balance at the beginning of the period	$1,169	$801
Deferral of revenue	17,738	7,585
Recognition of unearned revenue	(17,086)	(7,217)
Balance at the end of the period	$1,821	$1,169

As of December 31, 2025, the Company expects to recognize $1.8 million from remaining performance obligations over a weighted-average term of 2.9 years. The Company recognized approximately $0.5 million and $1.0 million in revenue that was included in the beginning deferred revenue balance during the years ended December 31, 2025, and 2024, respectively.

6.
Supplementary Balance Sheet and Geographic Information

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventory	December 31, 2025	December 31, 2024
Raw materials	$186	$662
Finished goods	31,100	21,335
Inventory	$31,286	$21,997

Inventory reserves were $14.3 million and $24.1 million as of December 31, 2025, and 2024, respectively.

Property and equipment, net	Estimated Useful Life	December 31, 2025	December 31, 2024
Machinery and equipment	1 - 25 years	$6,643	$6,051
Vehicles	5 years	31	31
Computer software	5 years	212	212
Computer equipment	5 years	656	602
Furniture and fixtures	5 years	222	216
Leasehold improvements	2 - 25 years	357	465
Construction-in-process		140	—
		8,261	7,577
Less: Accumulated depreciation		5,609	4,765
Property and equipment, net		$2,652	$2,812

For the years ended December 31, 2025, and 2024 the Company recorded depreciation expense of $1.0 million and $0.9 million, respectively in the consolidated statements of operations.

Accrued expenses and other current liabilities	December 31, 2025	December 31, 2024
Accrued vacation	$980	$924
Accrued compensation	3,808	1,119
Accrued interest	—	1,187
Accrued professional fees	429	894
Accrued warehouse and freight	43	917
Accrued other(1)	1,768	1,773
Other current liabilities	101	547
Accrued expenses and other current liabilities	$7,129	$7,361

(1)
Accrued other as of December 31, 2025, and December 31, 2024, primarily consist of accrued expenses related to legal and tax expense.

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating ROU assets, by geographic region (in thousands):

Long-lived assets	December 31, 2025	December 31, 2024
EMEA(1)	$1,151	$1,545
Americas(2)	2,247	719
APAC(3)	1,592	2,124
Total long-lived assets	$4,990	$4,388
(1)
As of December 31, 2025, and 2024, 18.4% and 26.6% of the Company’s total long-lived assets were located in Israel.
(2)
As of December 31, 2025, and 2024, 45.1% and 16.4% of the Company's total long-lived assets were located in the U.S.
(3)
As of December 31, 2025, 21.1% and 10.8% of the Company's total long-lived assets were located in Thailand and China, respectively. As of December 31, 2024, 35.5% and 13.0% of the Company’s total long-lived assets were located in Thailand and China, respectively.
7.
Debt

Convertible Promissory Notes and Debt Extinguishment

On January 9, 2023, the Company entered into a convertible promissory note purchase agreement (“Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l in exchange for cash of $50.0 million (“Convertible Promissory Notes”). Outstanding borrowings under the Convertible Promissory Notes bear interest at a rate of 5.0% per year. The principal amount was due at the maturity date of January 9, 2026, and interest is payable semiannually beginning in July 2023.

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

On December 17, 2025, the Company extinguished the Convertible Promissory Notes by paying $51.3 million in cash which included principal, accrued interest and fees associated with the extinguishment. The reacquisition price of the debt was higher than the related carrying value at the extinguishment date, therefore resulting in a loss on extinguishment of Convertible Promissory Notes of $1.1 million. The loss on extinguishment of the Convertible Promissory Note is included in other (income) expense, net in the consolidated statements of operations and comprehensive loss.

The Company had no outstanding debt as of December 31, 2025. Long-term debt consisted of the following as of December 31, 2024 (in thousands):

December 31, 2024
Convertible Promissory Note	$50,000
Less: unamortized debt discount and issuance costs	(9,489)
Long-term debt, net of unamortized debt discount and issuance costs	$40,511

8.
Commitments and Contingencies

Employment Agreements

The Company entered into employment agreements with key personnel providing compensation and severance in certain circumstances, as defined in the respective employment agreements.

Legal

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. Some litigation or legal disputes may not be covered by insurance. While the Company intends to vigorously defend itself with respect to such disputes, any potential outcomes resulting from such claims would be inherently difficult to quantify. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. During the year ended December 31, 2025, the Company has not recorded a material loss with respect to any legal claims or other legal matters arising in the normal course of business.

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

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these consolidated financial statements do not include a liability for potential indemnification-related obligations at December 31, 2025.

9.
Common and Preferred Stock

Common Stock and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

The Company is authorized to issue 10,000,000 shares of Preferred Stock. As of December 31, 2025, there was no Preferred Stock outstanding.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance were as follows:

As of December 31, 2025
Stock options issued and outstanding	4,707,635
Restricted stock units issued and outstanding	3,530,813
Performance stock units issued and outstanding	1,760,048
Shares available for grant under 2023 Equity Incentive Plan	550,227
Total shares reserved for future issuance	10,548,723

At-The-Market Offering Program

In November 2024, we entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (the “Sales Agent”), allowing for the sale of common stock with an aggregate gross offering price of up to $14.2 million (the “2024 ATM Program”). Under the ATM Agreement, the Sales Agent may sell shares in an “at-the-market” offering under Rule 415(a)(4) of the Securities Act, including sales on Nasdaq or other trading markets, to or through market makers, directly to the Sales Agent as principal, or in negotiated transactions at prevailing market prices. The offering of Shares pursuant to the ATM Agreement will terminate upon (a) five business days’ advance notice from the Company to the Sales Agent or five business days’ advance notice from the Sales Agent to the Company or (b) otherwise by mutual agreement of the parties pursuant to the terms of the ATM Agreement. Sales under the 2024 ATM Program are subject to a maximum commission of up to 3.0% of the gross proceeds per share sold through the Sales Agent. As of December 31, 2025, the 2024 ATM Program was fully utilized, and there are no additional shares available for issuance under the program.

The following is a summary of the shares issued under our 2024 ATM Program during the year ended December 31, 2025 (in thousands except average price per share):

Period Ended	Shares Issued	Average Net Price Per Share(1)	Gross Proceeds	Net Proceeds
December 31, 2025	8,309,168	$1.66	$14,205	$13,779

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

Stock options granted to newly hired employees generally vest over a four-year period, following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter, and grants of additional stock options to employees generally vest in equal monthly installments over a four-year period with no cliff vesting. As of December 31, 2025, 844,406 stock options granted under the 2023 Plan had vested and were exercisable. There have been 3,825 stock options exercised under the 2023 Plan. The RSUs generally vest over a three-year period, following the date of grant, with a third of the award vesting on each year on the annual anniversary of the grant date.

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

	Year Ended December 31,
(in thousands)	2025	2024
Cost of sales	$87	$141
Research and development	925	1,231
Sales and marketing	2,460	2,104
General and administrative	4,391	4,245
Total stock-based compensation(1)	$7,863	$7,721

(1)
A portion of the stock-based compensation in the table above pertains to Incentive Stock Options, which are nondeductible and the balance that is related to stock-based compensation is offset by valuation allowance. Therefore, we have excluded the income tax effect associated with the stock-based compensation in the calculation above.

Stock Options

The following table summarizes stock option activity for the Plans for the year ended December 31, 2025:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000’s)
Outstanding at December 31, 2024	5,403,090	$1.74	7.18
Exercised	(342,044)	$0.62
Forfeited/expired	(353,411)	$4.97
Outstanding at December 31, 2025	4,707,635	$1.58	6.61	$1,158
Exercisable at December 31, 2025	2,967,729	$1.52	5.46	$1,072

As of December 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $4.0 million, which the Company expects to recognize over a weighted-average period of 2.2 years.

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
•
As Legacy Tigo’s common stock was not publicly traded prior to the Business Combination, its Board of Directors periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The Company did not grant options during the year ended December 31, 2025. For the year ended December 31, 2024, the fair value of each stock option was estimated on the date of grant using the weighted-average assumptions in the table below:

December 31, 2024
Expected volatility	72.4%
Risk-free interest rate	3.5%
Expected term (in years)	6.0
Expected dividend yield	—%

Restricted Stock Units

The following table summarizes RSU activity for the 2023 Plan for the year ended December 31, 2025:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2024	2,103,946	$3.50
Granted	2,729,301	$1.48
Vested	(1,248,324)	$3.06
Forfeited/expired	(54,110)	$4.55
Outstanding at December 31, 2025	3,530,813	$2.08

As of December 31, 2025, the total unrecognized compensation expense related to unvested RSUs was $5.5 million, which the Company expects to recognize over a weighted-average period of 1.9 years.

Performance Stock Units

As of December 31, 2025, and 2024, the Company had an outstanding balance of 1,760,048 PSUs, with a weighted average grant date fair value per share of $1.58. The PSUs vest over a three-year period beginning on January 1, 2025, with one-third of the award eligible to vest at the end of each fiscal year through December 31, 2027, based on the Company’s level of achievement of certain performance-based criteria tied to annual net revenue and adjusted EBITDA targets. The PSUs were valued using the market value of the Company’s common stock at the closing market price on the grant date.

As of December 31, 2025, an aggregate of 432,851 PSUs had vested in accordance with the terms of the Company’s equity incentive plans. The related shares were issued in March 2026.

During the year ended December 31, 2025, the Company recognized stock-based compensation expense related to PSUs of approximately $1.3 million, which was recorded within research and development, sales and marketing and general and administrative expense in the consolidated statements of operations.

As of December 31, 2025, the total unrecognized compensation expense related to PSUs that were deemed probable to vest at the end of their respective performance period was $0.7 million, which the Company expects to recognize over a weighted-average period of 1.5 years.

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

The components of lease expense are as follows (in thousands):

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease costs	$1,063	$1,302
Variable lease costs	388	510
Total lease cost	$1,451	$1,812

Other information related to leases was as follows:

	Year Ended December 31,
Supplemental Cash Flows Information (in thousands)	2025	2024
Operating lease right of use assets obtained in exchange for operating lease liabilities	$1,668	$195
Cash paid for amounts included in the measurement of lease liabilities	$906	$1,362

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	3.0	2.5
Weighted-average discount rate	6.6%	4.9%

Future maturities of lease liabilities were as follows as of December 31, 2025:

(in thousands)	Operating Leases
2026	$1,028
2027	920
2028	658
2029	386
2030	—
Thereafter	—
Total future minimum lease payments	$2,992
Less: imputed interest	319
Present value of lease liabilities	$2,673

12.
Goodwill and Intangible Assets

As of December 31, 2025, the Company had a goodwill balance of $12.2 million. The goodwill balance is related to the acquisition of Tigo Energy AI Ltd (f/k/a Foresight Energy, Ltd. (“fSight)).

The Company’s intangible assets by major asset class are as follows:

	December 31, 2025
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(208)	$242
Customer relationships	10.0	170	(50)	120
Developed technology	10.0	1,820	(530)	1,290
Total intangible assets		$2,440	$(788)	$1,652

	December 31, 2024
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(137)	$313
Customer relationships	10.0	170	(33)	137
Developed technology	10.0	1,820	(348)	1,472
Total intangible assets		$2,440	$(518)	$1,922

The Company recognized amortization expense related to intangible assets of $0.3 million and $0.3 million for the years ended December 31, 2025, and 2024, respectively.

Amortization expense related to intangible assets at December 31, 2025, in each of the next five years and beyond is expected to be incurred as follows (in thousands):

(in thousands)	Amount
2026	270
2027	262
2028	260
2029	227
2030	202
Thereafter	431
$1,652

13.
Income Taxes

The domestic and foreign components of loss before income taxes consisted of the following (in thousands):

	Years Ended December 31
	2025	2024
U.S. loss before income taxes	$(2,079)	$(60,757)
Foreign income (loss) before income taxes	802	(1,886)
Loss before income taxes	$(1,277)	$(62,643)

The provision for income taxes for the years presented is as follows (in thousands):

	Years Ended December 31
	2025	2024
Current:
Federal	$—	$—
State	—	—
Foreign	669	284
Total current	$669	$284
Deferred:
Federal	$—	$—
State	—	—
Foreign	(66)	(181)
Total deferred	$(66)	$(181)
Provision for income taxes	$603	$103

The following tables reconcile the statutory federal income tax rate to the effective tax rate after the adoption of ASU 2023-09 (in thousands, except percentages):

	December 31, 2025
	Amount	Percentage
U.S. federal statutory tax rate	$(268)	21.0%
State and local income taxes, net of federal income tax effect	(17)	1.3%
Tax credits:
Research and development	(90)	7.1%
Change in valuation allowance	(346)	27.1%
Nondeductible items:
Stock based compensation	578	(45.2)%
Section 162(m) Compensation	209	(16.4)%
Other	51	(4.1)%
Worldwide changes in unrecognized tax benefits	44	(3.4)%
Foreign tax effects:
Israel
Foreign rate differential	9	(0.7)%
Change in valuation allowance	161	(12.6)%
Nondeductible Items	35	(2.7)%
Italy
Foreign rate differential	14	(1.1)%
Other	(36)	2.8%
Italian tax examination	292	(22.8)%
Australia
Foreign rate differential	(1)	0.1%
Other	(58)	4.6%
Other jurisdictions	26	(2.0)%
Total	$603	(47.2)%

The following table reconciles the statutory federal income tax rate to the effective tax rate prior to the adoption of ASU 2023-09 (in thousands, except percentages):

December 31, 2024
Tax at federal statutory rate	21.0%
State tax, net of federal benefit	0.9%
Research and development tax credits	0.3%
Global intangible low taxed income	(0.1)%
Foreign rate differential	0.1%
Stock based compensation	(1.5)%
Foreign tax and other	0.1%
Change in valuation allowance	(20.4)%
Other	(0.6)%
Total	(0.2)%

On July 4, 2025, the OBBB was enacted in the United States. The OBBB includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company will no longer be required to capitalize its domestic research and experimental costs under Section 174 of the Internal Revenue Code beginning with the tax year ending December 31, 2025. The Company evaluated the impact of the OBBB and determined that it did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.

The components of the net deferred tax assets and deferred tax liabilities were comprised of the following (in thousands):

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$23,807	$22,996
Research and development tax credits	3,221	3,146
Stock based compensation	1,028	506
Capitalized research costs	2,253	3,352
Lease liability	579	339
Reserves and accruals	3,468	2,493
Uniform capitalization on inventory	389	1,942
Inventory reserve	3,124	5,251
Other	440	37
Total deferred tax assets	38,309	40,062
Less: valuation allowance	(37,144)	(36,880)
Total deferred tax assets, net of valuation allowance	1,165	3,182
Deferred tax liabilities:
Fixed assets and intangibles	(395)	(451)
Right of use leased assets	(506)	(332)
Debt discount	—	(2,201)
Total deferred tax liabilities	(901)	(2,984)
Net deferred tax assets	$264	$198

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the history of losses incurred by the Company, management believes it is not more likely than not that substantially all of the U.S. federal, state and certain foreign deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its U.S. domestic and certain foreign net deferred tax assets of $37.1 million and $36.9 million as of December 31, 2025, and 2024, respectively. The valuation allowance increased by $0.2 million during the year ended December 31, 2025, and increased by $12.6 million during the year ended December 31, 2024.

No deferred tax liabilities have been recorded relating to the undistributed earnings of the Company’s foreign subsidiaries since all such earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability associated with these earnings is immaterial.

Utilization of the net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the “ownership change” limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”) and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. As of December 31, 2025, the Company had $74.9 million of U.S. federal net operating loss carryforwards available to reduce future taxable income, of which $40.1 million will be carried forward indefinitely for U.S. federal tax purposes and $34.8 million will expire beginning in 2028. The Company also has $56.5 million of U.S. state net operating loss carryforwards that will expire beginning in 2044. The Company also has $17.8 million of foreign net operating loss carryforwards that do not expire.

The Company also has federal and state research and development (“R&D”) and other tax credit carryforwards of $2.5 million and $2.6 million, respectively, as of December 31, 2025. The federal credit carryforwards began expiring in 2025 and state research credit carryforwards do not expire.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2025	2024
Unrecognized tax benefits—January 1	$1,489	$1,381
Gross increases to current year tax positions	48	108
Unrecognized tax benefits—December 31	$1,537	$1,489

At December 31, 2025, and 2024, the balance of gross unrecognized tax benefits was $1.5 million and $1.5 million, respectively. For each of the years ended December 31, 2025, and 2024, the balance of gross unrecognized tax benefits increased $0.1 million and $0.1 million, respectively. None of the Company’s unrecognized tax benefits would, if recognized, reduce the Company’s effective tax rate since the tax benefits would increase a deferred tax asset that is currently offset by a full valuation allowance. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2025, there were no accrued interest and penalties related to uncertain tax positions.

14.
Patent Sale

On December 16, 2025 (the “Initial Closing date”), the Company entered into a patent purchase agreement with Tigo Energy Innovations LLC (the “Purchaser”), an unaffiliated third party, pursuant to which the Company sold certain patents (the “Assigned Patents”). Under the terms of the patent purchase agreement, total consideration could amount between $15.0 million and $18.0 million. In connection with the transaction, the Company received a non-exclusive grant-back license to practice the Assigned Patents in connection with the Seller’s products.

The consideration consisted of $15.0 million which was paid upon the Initial Closing date of the patent purchase agreement. An additional holdback amount between $2.8 million and $3.0 million is payable after the initial closing, which is contingent on the Company satisfying certain conditions. If these conditions are not met, the Purchaser is not entitled to the patents subject to these conditions and the Company will not receive any amount related to the holdback consideration noted above. As of December 31, 2025, the conditions were not met for the Company to receive any portion of the holdback amount.

The Company accounted for the sale of the Assigned Patents as sale of non-financial assets under ASC Topic 610-20, “Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets” (“ASC Topic 610-20”). The patents transferred under the patent purchase agreement were not recognized as separate intangible assets as the Company retains perpetual, royalty-free, non-exclusive rights to continue using the underlying technology. As result, no intangible assets were derecognized, and the Company’s Developed Technology and Patent intangible assets will continue to be amortized over their originally established useful lives. At the Initial Closing, the Company recognized a gain of $14.6 million, which is the consideration paid at the Initial Closing date, net of transaction costs. In accordance with ASC Topic 610-20, the gain is presented within other (income) expenses, net, on the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

Additionally, seller-retained royalties under the purchase patent agreement, which entitle the Company to receive up to $5.0 million of future license proceeds, represent contingent income and will be recognized in other (income) expenses, net when and if earned. As of December 31, 2025, the Company has not collected any seller-retained royalties.

15.
Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 24, 2026, we entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which we issued and sold, in a registered direct offering (the “Offering”), an aggregate of 5,000,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $3.00 per share (the “Shares”), for gross proceeds from the Offering of $15.0 million, before deducting placement agent fees and offering expenses. The closing of the Offering occurred on February 26, 2026.

The Shares were offered by us pursuant to our effective shelf registration statement on Form S-3 (File No. 333-282013) that was filed with the SEC on September 9, 2024, and declared effective on September 17, 2024. A prospectus supplement and accompanying base prospectus describing the terms of the Offering has been filed with the SEC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of December 31, 2025.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

10.8#

Office Lease, dated May 27, 2025, between Tigo Energy Inc. and Boccardo Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2025).

10.9#***

Patent Purchase Agreement, dated December 16, 2025, by and among Tigo Energy, Inc., Tigo Energy AI Ltd. and Tigo Energy Innovations LLC (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2025).

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

10.17#***

Amended and Restated Manufacturing and Supply Agreement, dated December 18, 2025, between Tigo Energy, Inc. and EG4 Electronics LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2025).

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

10.20

At the Market Offering Agreement by and between the Company and Craig-Hallum Capital Group LLC dated November 26, 2024 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2024).

10.21#

Form of Securities Purchase Agreement, dated February 24, 2026, by and among Tigo Energy, Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2026).

19.1	Tigo Energy, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025).
21.1	Subsidiaries of Tigo Energy, Inc. (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025).
23.1†	Consent of Deloitte & Touche LLP.
24.1†	Power of Attorney (included on the signature page to this Annual Report).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b).
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b).
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
**#

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
Date: March 19, 2026
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

Name	Title	Date

/s/ Zvi Alon	Chief Executive Officer and Director	March 19, 2026
Zvi Alon	(Principal Executive Officer)

/s/ Bill Roeschlein	Chief Financial Officer	March 19, 2026
Bill Roeschlein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tomer Babai	Director	March 19, 2026
Tomer Babai

/s/ Joan C. Conley	Director	March 19, 2026
Joan C. Conley

/s/ Sagit Manor	Director	March 19, 2026
Sagit Manor

/s/ Michael Splinter	Director	March 19, 2026
Michael Splinter

/s/ Stanley Stern	Director	March 19, 2026
Stanley Stern

/s/ John Wilson	Director	March 19, 2026
John Wilson