Form 10-Q
period 2026-03-31
TIGO ENERGY, INC.
filed 2026-05-05
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 75,910,794 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, the Company is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management.

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the market opportunities of the Company;
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
•
the Company’s ability to manage risks associated with the Company’s dependence on a small number of outside contract manufacturers, primarily in China, Thailand, Vietnam and the United States;
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
o
macroeconomic conditions in the markets in which we operate, as well as inflation, instability of financial institutions, rising interest rates and recessionary concerns;
o
the Company’s ability to compete in the highly competitive and evolving solar industry;
o
the Company’s ability to continue to develop new products and innovations to meet constantly evolving customer demands;
o
the Company’s expansion plans in residential markets in the U.S. and EMEA and its ability to continue to diversify its customer base;
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

“SEC”) on March 19, 2026 (the “2025 Annual Report”) and the Company’s other filings with the SEC. It is not possible for the management of the Company to predict all risks, nor can the Company assess the impact of all factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements the Company may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report on Form 10-Q.

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

ii

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$11,574	$7,670
Accounts receivable, net of allowance for credit losses of $1,359 and $356 at March 31, 2026, and December 31, 2025, respectively	14,172	13,895
Inventory	24,811	31,286
Prepaid expenses and other current assets	4,562	5,148
Total current assets	55,119	57,999
Property and equipment, net	2,533	2,652
Operating lease right of use assets	2,160	2,338
Intangible assets, net	1,584	1,652
Other assets	1,247	1,187
Goodwill	12,209	12,209
Total assets	$74,852	$78,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,092	$29,196
Accrued expenses and other current liabilities	6,282	7,129
Deferred revenue, current portion	504	961
Warranty liability, current portion	642	626
Operating lease liabilities, current portion	865	856
Total current liabilities	22,385	38,768
Warranty liability, net of current portion	8,937	8,718
Deferred revenue, net of current portion	840	860
Operating lease liabilities, net of current portion	1,613	1,817
Other long-term liabilities	231	251
Total liabilities	34,006	50,414
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value: 150,000,000 shares authorized; 75,859,828 and 70,424,566 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	7	7
Additional paid-in capital	182,995	168,022
Accumulated deficit	(142,156)	(140,406)
Total stockholders’ equity	40,846	27,623
Total liabilities and stockholders’ equity	$74,852	$78,037

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue	$25,197	$18,839
Cost of revenue	14,403	11,666
Gross profit	10,794	7,173
Operating expenses:
Research and development	2,644	2,164
Sales and marketing	4,480	3,916
General and administrative	6,080	5,070
Total operating expenses	13,204	11,150
Loss from operations	(2,410)	(3,977)
Other expenses (income), net:
Interest expense	1	2,871
Other income, net	(497)	(143)
Total other (income) expenses, net	(496)	2,728
Loss before income tax	(1,914)	(6,705)
Income tax (benefit) expense	(164)	296
Net loss	$(1,750)	$(7,001)

Other comprehensive loss:
Unrealized loss resulting from change in fair value of marketable securities	$—	$(2)
Total comprehensive loss	$(1,750)	$(7,003)

Loss per common share
Basic	$(0.02)	$(0.11)
Diluted	$(0.02)	$(0.11)
Weighted-average common shares outstanding
Basic	72,578,839	61,657,718
Diluted	72,578,839	61,657,718

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2025	70,424,566	$7	$168,022	$(140,406)	$27,623
Issuance of common stock upon exercise of stock options	235,359	—	103	—	103
Stock-based compensation expense	—	—	1,608	—	1,608
Issuance of common stock in connection with employee incentive restricted stock awards	6,200	—	—	—	—
Issuance of common stock in connection with employee incentive performance stock awards	432,851	—	—	—	—
Issuance of common stock in connection with registered direct offering, net of issuance costs	5,000,000	—	14,042	—	14,042
Shares withheld for taxes upon restricted and performance stock awards vesting	(176,819)	—	(750)	—	(750)
Shares withheld for taxes upon options exercised	(62,329)	—	(30)	—	(30)
Net loss	—	—	—	(1,750)	(1,750)
Balance at March 31, 2026	75,859,828	7	182,995	(142,156)	40,846

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

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,750)	$(7,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	357
Provision to write down inventories to net realizable value	107	28
Non-cash interest expense	—	2,235
Stock-based compensation	1,608	1,576
Change in allowance for credit losses	956	(94)
Non-cash lease expense	202	301
Accretion of interest on marketable securities	—	(91)
Changes in operating assets and liabilities:
Accounts receivable	(1,233)	(2,303)
Inventory	6,368	3,063
Prepaid expenses and other assets	526	1,303
Accounts payable	(15,035)	(116)
Accrued expenses and other liabilities	(847)	(1,486)
Deferred revenue	(477)	209
Warranty liability	235	1,526
Operating lease liabilities	(219)	(329)
Other long-term liabilities	(20)	292
Net cash used in operating activities	$(9,252)	$(530)
Cash flows from investing activities:
Purchase of marketable securities	—	(7,957)
Purchase of property and equipment	(209)	—
Sales and maturities of marketable securities	—	4,425
Net cash used in investing activities	$(209)	$(3,532)
Cash flows from financing activities:
Proceeds from exercise of stock options	103	2
Proceeds from at-the-market offering	—	815
Proceeds from registered direct offering	14,250	—
Payment of offering costs related to registered direct offering	(208)	—
Payment of tax withholdings on restricted and performance stock awards	(750)	—
Payment of tax withholdings on options exercised	(30)	—
Net cash provided by financing activities	$13,365	$817
Net increase (decrease) in cash	3,904	(3,245)
Cash and cash equivalents at beginning of period	7,670	11,746
Cash and cash equivalents at end of period	$11,574	$8,501

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,261
Cash paid for income taxes, net
Foreign:
Italy	$20	$—
Israel	$36	$—
Cash paid for income taxes, net	$56	$18
Supplemental schedule of non-cash investing and financing activities:
Operating lease right of use assets obtained in exchange for operating lease liabilities	$24	$—
Property and equipment in accounts payable	$87	$7
Unrealized gain resulting from change in fair value of marketable securities	$—	$(2)

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

The Company has determined the functional currency of the subsidiaries to be the U.S. dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other income, net in the condensed consolidated statements of operations and comprehensive loss and were not material for the three months ended March 31, 2026, and 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly Tigo’s condensed consolidated balance sheet as of March 31, 2026 and its condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2026, and 2025. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The unaudited condensed consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2025 Annual Report, which was filed with the SEC on March 19, 2026.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s 2025 Annual Report filed with the SEC on March 19, 2026.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Key estimates in the condensed consolidated financial statements include revenue recognition, fair value of investments, allowance for credit losses, inventory valuation, impairment of long-lived assets, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, product warranty liabilities, incremental borrowing rate for right of use assets and lease liability, valuation allowance on deferred tax assets, assessment of probability of vesting of performance-based equity awards and stock-based compensation, including the underlying fair value of the common stock. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties.

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

Customer Concentration

For the three months ended March 31, 2026, no customer accounted for 10% or more of total net revenue or accounts receivable.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (“Topic 740”). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, although retrospective application is permitted. As previously disclosed in the Company’s 2025 Annual Report, we have adopted and applied the guidance under the ASU using the prospective method.

In July 2025, the FASB issued ASU No. 2025-05 — Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025. The Company adopted this ASU on the effective date and there was not a material impact on the Company’s financial statements.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income (Loss) Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company’s condensed consolidated statements of operations and comprehensive loss in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In September 2025, the FASB issued ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2025-06.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

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

The following table sets forth the computation of basic and diluted net loss per share to common stockholders:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Numerator:
Net loss	$(1,750)	$(7,001)

Denominator:
Weighted-average shares of common stock outstanding – basic and diluted	72,578,839	61,657,718

Net loss per share of common stock – basic	$(0.02)	$(0.11)
Net loss per share of common stock – diluted	$(0.02)	$(0.11)

The Company excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period.

	As of March 31,
	2026	2025
Outstanding stock options, performance stock units and restricted stock units	624,877	4,759,548
Convertible promissory note	—	5,305,861
	624,877	10,065,409

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

Level 3:	Fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Assets:
Cash equivalents:
Money market accounts	$127	$—	$—
December 31, 2025
Assets:
Cash equivalents:
Money market accounts	$126	$—	$—

During the three months ended March 31, 2026, there were no transfers between Level 1, Level 2 and Level 3.

5.
Revenue Recognition

Geographic Net Revenue

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes net revenue by major geographic region:

	Three Months Ended March 31,
(in thousands)	2026	2025
EMEA(1)	$17,522	$11,552
Americas(2)	5,274	4,719
APAC	2,401	2,568
Total net revenue	$25,197	$18,839
(1)
Our net revenues generated from Italy, Czech Republic and Germany represented 18.9%, 16.4% and 10.0% of our total net revenue for the three months ended March 31, 2026, respectively. Our net revenues generated from Germany, the United Kingdom, Italy and Czech Republic represented 15.0%, 14.4%, 10.9% and 10.6% of our total net revenue for the three months ended March 31, 2025, respectively.
(2)
Our net revenues generated from the United States represented 19.8% and 22.2% of our total net revenues for the three months ended March 31, 2026, and 2025, respectively.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table summarizes the changes in deferred revenue:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at the beginning of the period	$1,821	$1,169
Deferral of revenue	2,057	3,801
Recognition of unearned revenue	(2,534)	(3,592)
Balance at the end of the period	$1,344	$1,378

As of March 31, 2026, the Company expects to recognize $1.3 million from remaining performance obligations over a weighted average term of 3.7 years. The Company recognized approximately $0.6 million and $0.3 million in revenue that was included in the beginning contract liabilities balance during the three months ended March 31, 2026, and 2025, respectively.

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

The following table summarizes the changes in product warranty liability:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at the beginning of the period	$9,344	$5,798
Provision for warranty issued during period	399	363
Changes in estimate	(53)	1,280
Settlements	(111)	(117)
Balance at the end of the period	$9,579	$7,324

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.
Supplementary Balance Sheet and Geographic Information

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventory, net	March 31, 2026	December 31, 2025
Raw materials	$114	$186
Finished goods	24,697	31,100
Inventory, net	$24,811	$31,286

The inventory reserve was $8.6 million and $14.3 million as of March 31, 2026, and December 31, 2025, respectively.

Property and equipment, net	Estimated Useful Life	March 31, 2026	December 31, 2025
Machinery and equipment	7 years	$6,761	$6,643
Vehicles	5 years	31	31
Computer software	5 years	212	212
Computer equipment	5 years	657	656
Furniture and fixtures	5 years	223	222
Leasehold improvements	3 - 6 years	357	357
Construction-in-process		161	140
		8,402	8,261
Less: Accumulated depreciation		5,869	5,609
Property and equipment, net		$2,533	$2,652

For the three months ended March 31, 2026, and 2025 the Company recorded depreciation expense $0.3 million and $0.3 million, respectively. Depreciation expense is recorded in the condensed consolidated statements of operations and comprehensive loss.

Accrued expenses and other current liabilities	March 31, 2026	December 31, 2025
Accrued vacation	$1,059	$980
Accrued compensation	2,733	3,808
Accrued professional fees	417	429
Accrued warehouse and freight	66	43
Accrued other(1)	1,938	1,768
Other current liabilities	69	101
Accrued expenses and other current liabilities	$6,282	$7,129

(1)
Accrued other as of March 31, 2026, and December 31, 2025, primarily consist of accrued expenses related to income tax expense, legal expense and insurance expense.

(in thousands)	March 31, 2026	December 31, 2025
Allowance for credit losses, beginning balance	$356	$2,239
Net charges to expense	1,003	236
Write-offs	—	(2,119)
Allowance for credit losses, ending balance	$1,359	$356

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating ROU assets, by geographic region (in thousands):

Long-lived assets	March 31, 2026	December 31, 2025
EMEA(1)	$1,043	$1,151
Americas(2)	2,151	2,247
APAC(3)	1,499	1,592
Total long-lived assets	$4,693	$4,990

(1)
As of March 31, 2026, and December 31, 2025, 17.6% and 18.4% of the Company’s total long-lived assets were located in Israel, respectively.
(2)
As of March 31, 2026, and December 31, 2025, 45.8% and 45.1% of the Company’s total long-lived assets were located in the U.S., respectively.
(3)
As of March 31, 2026, 17.5% and 14.4% of the Company’s total long-lived assets were located in Thailand and China. As of December 31, 2025, 21.1% and 10.8% of the Company’s total long-lived assets were located in Thailand and China, respectively.
7.
Debt

Revolving Credit Facility

On March 31, 2026, the Company entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, pursuant to which the Company may borrow up to $10.0 million, subject to a borrowing base. Tigo Energy MergeCo, Inc., a wholly owned subsidiary of the Company, is the guarantor of the Company’s obligations under the Credit Facility. The Credit Facility matures on March 31, 2029. As of March 31, 2026, there was no amount outstanding under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to the secured overnight financing rate, as administered by the Federal Reserve Bank of New York, plus an applicable margin of 1.75% to 2.00%, based on monthly average excess availability. Available borrowings under the Credit Facility may not exceed the borrowing base, which is determined based on specified percentages of eligible accounts receivable and eligible inventory, in each case subject to customary reserves, eligibility criteria and other adjustments. The occurrence of an event of default under the Credit Facility could result in the termination of the commitments under the Credit Facility and the acceleration of all outstanding borrowings under the Credit Facility. The terms of the Credit Facility require the Company to maintain a minimum level of liquidity at all times, which is tested on a monthly basis. As of March 31, 2026, the Company was in compliance with all applicable covenants under the Credit Facility.

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

The Company had no outstanding debt as of March 31, 2026 and December 31, 2025.

8.
Commitments and Contingencies

Employment Agreements

The Company entered into employment agreements with key personnel providing compensation and severance in certain circumstances, as defined in the respective employment agreements.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Legal

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. Some litigation or legal disputes may not be covered by insurance. While the Company intends to vigorously defend itself with respect to such disputes, any potential outcomes resulting from such claims would be inherently difficult to quantify. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. During the three months ended March 31, 2026, the Company has not recorded a material loss with respect to any legal claims or other legal matters arising in the normal course of business.

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

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for potential indemnification-related obligations at March 31, 2026.

9.
Common and Preferred Stock

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

The Company is authorized to issue 10,000,000 shares of Preferred Stock. As of March 31, 2026, there was no Preferred Stock outstanding.

Common Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance were as follows:

As of March 31, 2026
Stock options issued and outstanding	4,437,273
Restricted stock units and performance stock units issued and outstanding	4,652,767
Shares available for grant under 2023 Equity Incentive Plan	3,070,572
12,160,612

Registered Direct Offering

In February 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 5,000,000 shares of our common stock at a purchase price of $3.00 per share, for aggregate gross proceeds of $15.0 million (the “Registered Direct Offering”). Craig-Hallum Capital Group LLC acted as placement agent for the Registered Direct Offering. Under the terms of the engagement, we agreed to pay the placement agent a cash fee equal to 4.5% of the gross proceeds from the Registered Direct Offering and to reimburse certain legal and other expenses. Net proceeds from the Registered Direct Offering were approximately $14.0 million after deducting the placement agent fee and other expenses related to the Registered Direct Offering. A portion of the placement agent fees was withheld from the gross proceeds at closing, with the remaining offering costs paid separately by the Company.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

At-The-Market Offering Program

In November 2024, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (the “Sales Agent”), allowing for the sale of common stock with an aggregate gross offering price of up to $14.2 million (the “2024 ATM Program”). Under the ATM Agreement, the Sales Agent sold shares in an “at-the-market” offering under Rule 415(a)(4) of the Securities Act, including sales on Nasdaq or other trading markets, to or through market makers, directly to the Sales Agent as principal, or in negotiated transactions at prevailing market prices. Sales under the 2024 ATM Program were subject to a maximum commission of up to 3.0% of the gross proceeds per share sold through the Sales Agent.

Under the 2024 ATM Program, the Company sold 8,325,504 shares of our common stock for gross proceeds of $14.2 million and net proceeds of $13.8 million, after deducting Sales Agent commissions and other expenses related to the 2024 ATM Program. As of October 2025, the 2024 ATM Program was fully utilized, and there are no additional shares available for issuance under the program.

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

Stock options granted to newly hired employees generally vest over a four-year period, following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter, and grants of additional stock options to employees generally vest in equal monthly installments over a four-year period with no cliff vesting. As of March 31, 2026, 991,906 stock options granted under the 2023 Plan had vested and were exercisable. There have been 11,216 stock options exercised under the 2023 Plan. The RSUs generally vest over a three-year period, following the date of grant, with a third of the award vesting on each year on the annual anniversary of the grant date.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

compensation expense is reversed. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of sales	$27	$21
Research and development	182	306
Sales and marketing	537	403
General and administrative	862	846
Total stock-based compensation	$1,608	$1,576

Stock Options

The following table summarizes stock option activity for the Plans for the three months ended March 31, 2026:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000’s)
Outstanding at December 31, 2025	4,707,635	$1.58	6.61
Exercised	(235,359)	$0.89
Forfeited/expired	(35,003)	$1.91
Outstanding at March 31, 2026	4,437,273	$1.61	6.52	$10,069
Exercisable at March 31, 2026	2,928,966	$1.60	5.57	$6,762

As of March 31, 2026, the total unrecognized compensation expense related to unvested stock option awards was $3.3 million, which the Company expects to recognize over a weighted-average period of 2.1 years. There were no options granted during the three months ended March 31, 2026, and 2025.

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
•
For periods prior to Tigo’s common stock becoming publicly traded, the fair value of Legacy Tigo’s common stock used to measure stock-based compensation was estimated by Legacy Tigo’s board of directors with reference to contemporaneous third-party valuations.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units

The following table summarizes RSU activity for the Plans for the three months ended March 31, 2026:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2025	3,530,813	$2.08
Granted	39,440	$3.74
Vested	(6,200)	$0.92
Forfeited/expired	(84,651)	$2.80
Outstanding at March 31, 2026	3,479,402	$2.08

As of March 31, 2026, the total unrecognized compensation expense related to unvested RSUs was $4.4 million, which the Company expects to recognize over a weighted-average period of 1.8 years.

Performance Stock Units

The PSUs vest over a three-year period, which began on January 1, 2025, with one-third of the award eligible to vest at the end of each fiscal year through December 31, 2027, based on the Company’s level of achievement of certain performance-based criteria tied to annual net revenue and adjusted EBITDA targets. The PSUs were valued using the market value of the Company’s Common Stock at the closing market price on the grant date.

The following table summarizes PSU activity for the Plans for the three months ended March 31, 2026:

	Number of shares	Weighted average grant date fair value per share
Outstanding at December 31, 2025	1,760,048	$1.58
Exercised	(432,851)	$1.58
Forfeited	(153,832)	$1.58
Outstanding at March 31, 2026	1,173,365	$1.58

As of March 31, 2026, the total unrecognized compensation expense related to PSUs that were deemed probable to vest at the end of their respective performance period was $0.4 million, which the Company expects to recognize over a weighted-average period of 1.3 years.

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

The components of lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease costs	$261	$317
Variable lease costs	48	123
Total lease cost	$309	$440

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases was as follows:

	Three Months Ended March 31,
Supplemental Cash Flows Information (in thousands)	2026	2025
Operating lease right of use assets obtained in exchange for operating lease liabilities	$24	$—
Cash paid for amounts included in the measurement of lease liabilities	$263	$337

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)	2.8	3.0
Weighted-average discount rate	6.7%	6.6%

Future maturities of lease liabilities were as follows as of March 31, 2026:

(in thousands)	Operating Leases
Remainder of 2026	$772
2027	931
2028	667
2029	388
2030	—
Thereafter	—
Total future minimum lease payments	$2,758
Less: imputed interest	280
Present value of lease liabilities	$2,478

12.
Goodwill and Intangible Assets

As of March 31, 2026, the Company had a goodwill balance of $12.2 million. The goodwill balance is related to the acquisition of Tigo Energy AI Ltd (f/k/a Foresight Energy, Ltd. (“fSight”)).

The Company’s intangible assets by major asset class are as follows:

	March 31, 2026
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(226)	$224
Customer relationships	10.0	170	(54)	116
Developed technology	10.0	1,820	(576)	1,244
Total intangible assets		$2,440	$(856)	$1,584

	December 31, 2025
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(208)	$242
Customer relationships	10.0	170	(50)	120
Developed technology	10.0	1,820	(530)	1,290
Total intangible assets		$2,440	$(788)	$1,652

The Company recognized amortization expense related to intangible assets of $0.1 million and $0.1 million for the three months ended March 31, 2026, and 2025 respectively.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense related to intangible assets at March 31, 2026, in each of the next five years and beyond is expected to be incurred as follows:

(in thousands)	Amount
Remainder of 2026	$203
2027	262
2028	260
2029	227
2030	202
Thereafter	430
$1,584

13.
Income Taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The Company’s effective tax rates for the three months ended March 31, 2026, and 2025 differ from the federal statutory rate of 21% principally as a result of valuation allowances expected to be maintained against the Company’s deferred tax assets. The Company recorded an income tax benefit of $0.2 million for the three months ended March 31, 2026, compared to income tax expense of $0.3 million for the three months ended March 31, 2025.

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

The consideration consisted of $15.0 million which was paid upon the Initial Closing date of the patent purchase agreement. An additional holdback amount between $2.8 million and $3.0 million is payable after the initial closing, which is contingent on the Company satisfying certain conditions. If these conditions are not met, the Purchaser is not entitled to the patents subject to these conditions and the Company will not receive any amount related to the holdback consideration noted above. As of March 31, 2026, the conditions were not met for the Company to receive any portion of the holdback amount.

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

Additionally, seller-retained royalties under the purchase patent agreement, which entitle the Company to receive up to $5.0 million of future license proceeds, represent contingent income and will be recognized in other (income) expenses, net when and if earned. As of March 31, 2026, the Company has collected $0.5 million in seller-retained royalties.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto included in our 2025 Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q, including those set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors” in the 2025 Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Recent Developments

Registered Direct Offering. On February 24, 2026, we completed a registered direct offering (“Registered Direct Offering”) of 5,000,000 shares of our common stock to certain institutional investors for gross proceeds of $15.0 million. After deducting the placement agent fee and other offering expenses, net proceeds were approximately $14.0 million. For more information, see Note 9, “Common and Preferred Stock” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revolving Credit Facility. On March 31, 2026, we entered into a revolving credit facility (“Credit Facility”) with Wells Fargo Bank, National Association that provides for up to $10.0 million of borrowing capacity, subject to a borrowing base based on eligible accounts receivable and eligible inventory. The Credit Facility matures on March 31, 2029. As of March 31, 2026, there were no amounts outstanding under the facility, and the Company was in compliance with all applicable covenants. For more information, see Note 7, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Factors that May Influence Future Results of Operations

Our financial results of operations may not be comparable from period to period due to several factors. Key factors affecting our results of operations are summarized below.

Patent Sale. As disclosed in the Company’s 2025 Annual Report, on December 16, 2025, we entered into a patent purchase agreement involving the sale of certain patent rights. Under the terms of the patent purchase agreement, total consideration is expected to be between $15.0 million and $18.0 million. We received $15.0 million at the initial closing, and an additional holdback amount of up to $3.0 million is contingent on the satisfaction of specified conditions. As of March 31, 2026, these conditions had not been met. Additionally, seller-retained royalties under the purchase patent agreement, which entitles us to receive up to $5.0 million of future license proceeds, represent contingent income and will be recognized in other (income) expenses, net when and if earned. For more information, see Note 14, “Patent Sale” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Trade Tariffs. It is uncertain what impact new or existing tariffs, trade restrictions, or retaliatory actions, may have on us, our business, the solar industry, and our customers. U.S. net revenue represented 19.8% and 23.3% of our total net revenue for the three months ended March 31, 2026, and year ended December 31, 2025, respectively. Substantially all of our MLPE products, which represented 66.7% and 68.9% of U.S. net revenues during the three months ended March 31, 2026, and year ended December 31, 2025, respectively, were manufactured in Thailand. Our GO Energy Storage Systems (“GO ESS”) products represented 32.2% and 23.1% of U.S. net revenues during the three months ended March 31, 2026, and year ended December 31, 2025, respectively. Beginning in October 2025, we transitioned production of our GO ESS product line for the U.S. market from China to Vietnam. As of March 31, 2026, we were subject to tariffs on all products imported into the United States from the countries in which we manufacture our products. During the three months ended March 31, 2026 and 2025, we incurred $0.7 million and $0.1 million of tariff-related costs, respectively.

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

Managing Supply Chain. We rely on contract manufacturers and suppliers to produce our components, with a significant portion of our supply chain originating in Thailand, Vietnam and China. As noted above, we transitioned production of our GO ESS product line for the U.S. market from China to Vietnam in October 2025. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. While we have diversified our supply chain, some of our suppliers and contract manufacturers are sole-source suppliers. Our concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, as a result of new or existing tariffs, trade restrictions, retaliatory actions, or otherwise, it could delay the manufacturing and delivery of our products, which would adversely impact our cash flows and results of operations, including revenue and gross margin. In addition, in a slowing economic environment in the U.S. and worldwide, our inventory levels may continue to increase due to existing purchase commitments and our ability to negotiate volume pricing discounts may be impaired.

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

On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance within 45 days regarding the “beginning of construction” requirements applicable to Section 48E projects. In August 2025, the U.S. Department of the Treasury and the IRS issued revised “beginning of construction” guidance for clean energy tax credits that applies only to projects above 1MW. The Executive Order also directs the Secretary to implement the FEOC restrictions set forth in the OBBB. Under the new FEOC rules, a U.S. energy project can only receive specific tax credits if the project’s equipment from certain FEOC-related entities does not exceed set amounts, and the rules disqualify other credits from applying to US-made products that contain too many inputs from certain FEOC-related entities. The rules also prevent a company from receiving specific tax credits if it relies too much on investment or material assistance from certain FEOC-related entities, including in circumstances where a contract, license, or other arrangement gives an FEOC-related entity effective control over the company or its projects or products. Additional FEOC guidance remains forthcoming and is expected to be finalized in 2026, which could further tighten existing requirements.

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

Section 45X Manufacturing Tax Credit Arrangement. On December 18, 2025, we entered into an Amended and Restated Manufacturing and Supply Agreement with EG4 Electronics LLC (“EG4”). The amended agreement clarifies that EG4, rather than the Company, is expected to be the claimant of any available AMPTC under Section 45X of the Code associated with qualifying optimized inverter products manufactured using certain Tigo components. Under the amended agreement, if EG4 qualifies for, receives and monetizes such AMPTC, we may be entitled to receive an agreed-upon amount, net of applicable tax credit selling expenses, subject to the terms and conditions of the amended agreement.

During the three months ended March 31, 2026, production activities commenced through a U.S. based contract manufacturer for certain components that are expected to be used in products supplied under the EG4 arrangement. No component shipments were made to EG4 during the three months ended March 31, 2026, and we did not recognize any benefit related to the AMPTC under Section 45X of the Code during the period. There can be no assurance that EG4 will qualify for, receive, monetize or retain any AMPTC, that any products manufactured using our components will satisfy applicable requirements, or that we will receive any amounts under the amended agreement, including as to the timing or amount of any such payments. Changes in the law, additional guidance, FEOC-related restrictions, sourcing requirements, documentation requirements, or interpretations of Section 45X of the Code could affect the expected economics of our agreement with EG4, our sourcing strategy, and our customers’ eligibility for tax credits, which may affect their purchasing decisions and demand for our products.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2026	2025	$	%
Net revenue	$25,197	$18,839	$6,358	33.7%
Gross profit	$10,794	$7,173	$3,621	50.5%
Gross margin	42.8%	38.1%
Loss from operations	$(2,410)	$(3,977)	$1,567	39.4%
Net loss	$(1,750)	$(7,001)	$5,251	75.0%

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

Key Components and Comparison of Results of Operations

Net Revenue

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2026	2025	$	%
Net revenue	$25,197	$18,839	$6,358	33.7%

Three months ended March 31, 2026, and 2025

Net revenue increased by $6.4 million or 33.7% for the three months ended March 31, 2026, as compared to the same period in 2025, which is driven primarily by an increase of $4.8 million or 30.0% in net revenue from our MLPE product line, which is attributable to an increased market acceptance of the products. Additionally, net revenue from our GO ESS products increased by $2.0 million or 96.4% for the three months ended March 31, 2026, compared to the same period in 2025, which is primarily attributable to the sale of $2.2 million of our GO ESS products to a customer in Italy and increased solar repowering activities in the United States.

Please see the section below for a discussion of the factors influencing the fluctuations in net revenue for each geographic region.

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2026	2025	$	%
EMEA	$17,522	$11,552	$5,970	51.7%
Americas	5,274	4,719	555	11.8%
APAC	2,401	2,568	(167)	(6.5)%
Total net revenue	$25,197	$18,839	$6,358	33.7%

Three months ended March 31, 2026, and 2025

•
EMEA - Net revenue for the EMEA region increased by $6.0 million or 51.7% for the three months ended March 31, 2026, as compared to the same period in 2025, which is driven primarily by an increase of $4.7 million and $1.2. million in net revenue from our MLPE and GO ESS products, respectively. The growth was primarily driven by higher demand of our MLPE products in the Czech Republic, Italy, Spain and Poland, in addition to the sale of $2.2 million of our GO ESS products to a customer in Italy.
•
Americas - Net revenue for the Americas region increased by $0.6 million or 11.8% for the three months ended March 31, 2026, as compared to the same period in 2025, which is driven primarily by increases of $0.7 million and $0.3 million of net revenue from our GO ESS and MLPE products, respectively. This growth was primarily attributable to increased demand in the United States, driven by increased solar repowering activities for our GO ESS products, and increased market acceptance of our MLPE products. The increase was partially offset by a $0.4 million decrease in royalty revenue for the three months ended March 31, 2026 compared to the same period in 2025. As noted above, following the patent sale in December 2025, seller-retained royalties are no longer recognized in net revenue, and are now recognized in other (income) expense, net when and if earned. For more information, see Note 14, “Patent Sale” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
•
APAC - Net revenue for the APAC region decreased by $0.2 million or 6.5% for the three months ended March 31, 2026, as compared to the same period in 2025, which is driven primarily by a decrease of $0.2 million in net revenue from our MLPE products. This decrease was primarily driven by lower demand of our MLPE products in the Philippines, China and Thailand. The decrease was partially offset by an increase in demand of our MLPE products in Australia.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2026	2025	$	%
Cost of revenue	$14,403	$11,666	$2,737	23.5%
Gross profit	$10,794	$7,173	$3,621	50.5%
Gross margin	42.8%	38.1%

Three months ended March 31, 2026, and 2025

Cost of revenues increased by $2.7 million or 23.5% for the three months ended March 31, 2026, as compared to the same period in 2025, which is primarily driven by a 33.7% increase in net revenue for the three months ended March 31, 2026, compared to the same period in 2025. In addition to higher net revenue, the increase was primarily driven by a $0.5 million increase in inventory scrap expense, mainly related to obsolete raw materials, and a $0.7 million increase in expense associated with tariffs enacted in 2025. The increase was partially offset by higher sales volumes of GO ESS inventory that had been previously impaired in the second half of 2024, as well as a $1.3 million decrease in warranty expense for the three months ended March 31, 2026 compared to the same period in 2025. The decrease in warranty expense was primarily due to changes in estimated shipping costs during the three months ended March 31, 2025.

Gross profit increased by $3.6 million or 50.5% for the three months ended March 31, 2026, as compared to the same period in 2025. Gross margin increased by 4.7 percentage points for the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily driven by higher-margin sales of GO ESS inventory that had been previously reserved in the second half of 2024, as well as a decrease in warranty expense for the three months ended March 31, 2026 compared to the same period in 2025, as noted above.

Research and Development

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2026	2025	$	%
Research and development	$2,644	$2,164	$480	22.2%
Percentage of net revenue	10.5%	11.5%

Three months ended March 31, 2026, and 2025

Research and development expense increased by $0.5 million or 22.2% for the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily attributable to higher payroll-related expenses and bonus expense, driven by increased headcount and the timing of bonus accruals during the three months ended March 31, 2026, compared to the same period in 2025.

Sales and Marketing

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2026	2025	$	%
Sales and marketing	$4,480	$3,916	$564	14.4%
Percentage of net revenue	17.8%	20.8%

Three months ended March 31, 2026, and 2025

Sales and marketing expense increased by $0.6 million or 14.4% for the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily attributable to higher payroll-related expenses and bonus expense, driven by increased headcount and the timing of bonus accruals during the three months ended March 31, 2026, compared to the same period in 2025.

General and Administrative

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2026	2025	$	%
General and administrative	$6,080	$5,070	$1,010	19.9%
Percentage of net revenue	24.1%	26.9%

Three months ended March 31, 2026, and 2025

General and administrative expense increased by $1.0 million or 19.9% for the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily attributable to higher bad debt expense related to a customer bankruptcy, increased payroll and related expenses, and higher office and facilities insurance expense. The increase in payroll and related expenses was driven by higher employee-related costs across multiple payroll expense categories compared for the three months ended March 31, 2026, compared to the same period in 2025. These increases were partially offset by lower professional services expense primarily due to decreased legal expense in the three months ended March 31, 2026 compared to the same period in 2025.

Other (Income) Expenses, Net

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2026	2025	$	%
Interest expense	1	2,871	(2,870)	(100.0)%
Other income, net	(497)	(143)	(354)	247.6%
Total other (income) expenses, net	$(496)	$2,728	$(3,224)	(118.2)%

Three months ended March 31, 2026, and 2025

Interest expense decreased by $2.9 million for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to the extinguishment of the Convertible Promissory Note in December 2025, resulting in no related interest expense during the three months ended March 31, 2026.

Other income, net increased by $0.4 million for the three months ended March 31, 2026, as compared to the same periods in 2025, primarily due to royalty income being recognized in other income, net for the three months ended March 31, 2026, following the sale of certain patent rights in December 2025. Royalty income was recognized in revenue during the three months ended March 31, 2025. For more information, see Note 14, “Patent Sale” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2026	2025	$	%
Income tax (benefit) expense	$(164)	$296	$(460)	(155.4)%

Three months ended March 31, 2026, and 2025

Income tax benefit of $0.2 million incurred during the three months ended March 31, 2026 was primarily due to primarily related to realized foreign currency translation losses recognized by a foreign subsidiary. Income tax expense of $0.3 million incurred during the three months ended March 31, 2025, was primarily due to the estimated settlement of a foreign tax examination. For more information, see Note 13, “Income Taxes” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $11.6 million and total working capital, which we define as current assets less current liabilities, of $32.7 million, and availability under our revolving credit facility. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. On February 26, 2026, we closed the Registered Direct Offering resulting in gross proceeds of $15.0 million, and net proceeds of approximately $14.0 million, after deducting placement agent fees and offering expenses. We believe that our cash provided by operations, as well as the gross proceeds received from the Registered Direct Offering and our borrowing capacity under the Credit Facility, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

Revolving Credit Facility. In March 2026, we entered into the Credit Facility with Wells Fargo that provides for borrowings of up to $10.0 million. As of March 31, 2026, there were no borrowings outstanding under the facility. For more information, see Note 7, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Convertible Note. On December 17, 2025, we extinguished our Convertible Promissory Notes by paying $51.3 million in cash, which included principal, accrued interest and fees associated with the extinguishment. As of March 31, 2026 we had no outstanding debt obligations. For more information, see Note 7, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Leases. We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year 2029, with our most significant leases relating to our facilities in Los Gatos, California and Ra’anana, Israel. As of March 31, 2026 we had total lease obligations of $2.5 million recorded on our condensed consolidated balance sheet. For more information, see Note 11, “Leases” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(9,252)	$(530)
Net cash used in investing activities	(209)	(3,532)
Net cash provided by financing activities	13,365	817
Net increase (decrease) in cash and cash equivalents	$3,904	$(3,245)

Management closely monitors expenditures and is focused on obtaining new customers and continuing to develop our products and services. Cash from operations and our liquidity could also be affected by various risks and uncertainties, including, but not limited to, economic concerns related to tariffs, interest rates, inflation or the supply chain, including timing of cash collections from customers and other risks which are detailed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q, including in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” in the 2025 Annual Report.

Cash Flows Used in Operating Activities

Cash flows from operating activities consisted of net loss adjusted for certain non-cash reconciling items, such as non-cash interest expense, stock-based compensation expense, provision to write down inventories to net realizable value, depreciation and amortization, and non-cash lease expense, and changes in our operating assets and liabilities. Cash used in operating activities increased by $8.7 million during the three months ended March 31, 2026, as compared to the same period in 2025.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2026, which is primarily attributable to the purchase of property and equipment. Net cash used in investing activities was $3.5 million for the three months ended March 31, 2025, which is primarily attributable to the purchase of marketable securities and was partially offset by the sale of marketable securities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $12.5 million during the three months ended March 31, 2026, compared to the same period in 2025 which is primarily attributable to the proceeds from the Company’s Registered Direct Offering and proceeds from the exercise of stock options during the current period. These inflows were partially offset by the payment of offering costs related to the Registered Direct Offering, and payment of tax withholdings on restricted stock awards, performance stock awards, and exercised options.

Contractual Obligations

Our contractual obligations primarily consist of our obligations under operating leases and inventory component purchases. As of March 31, 2026, there have been no material changes from our disclosure in our 2025 Annual Report. For more information on our future minimum operating leases, see Note 11, “Leases” and for more information on our Convertible Promissory Notes and other related debt of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the periods presented, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

For the period ended March 31, 2026, there have been no material changes to our critical accounting estimates from the information reported in our 2025 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in the section entitled “Risk Factors” in Part I, Item 1A, of the 2025 Annual Report, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Second Amended and Restated Certificate of Incorporation.

Article V, Section 3 of the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) permits the removal of directors by stockholders only for cause, which, in the absence of a classified board, conflicts with Section 141(k) of the Delaware General Corporation Law (the “DGCL”). The Company does not intend to enforce such provision to the extent it is inconsistent with the DGCL. The Board of Directors of the Company intends to consider proposing an amendment to the Certificate of Incorporation to bring it into compliance with Section 141(k) and recommend approval by the Company’s stockholders at the Company’s 2027 annual meeting of stockholders.

10b5-1 Trading Arrangements.

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2#	Executive Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2026).
10.3+

Credit Agreement, dated March 31, 2026, by and among Tigo Energy, Inc., as borrower, Tigo Energy MergeCo, Inc., as guarantor, and Wells Fargo Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2026).

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

† Filed herewith.

* Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

+ Annexes, schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: May 5, 2026