Form 10-Q
period 2026-06-30
TIGO ENERGY, INC.
filed 2026-08-04
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the registrant had 76,773,711 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$16,914	$7,670
Accounts receivable, net of allowance for credit losses of $1,807 and $356 at June 30, 2026, and December 31, 2025, respectively	13,584	13,895
Inventory	20,561	31,286
Prepaid expenses and other current assets	3,528	5,148
Total current assets	54,587	57,999
Property and equipment, net	2,639	2,652
Operating lease right of use assets	1,993	2,338
Intangible assets, net	1,516	1,652
Deferred tax assets	3,631	264
Other assets	1,285	923
Goodwill	12,209	12,209
Total assets	$77,860	$78,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,262	$29,196
Accrued expenses and other current liabilities	4,635	7,129
Deferred revenue, current portion	507	961
Warranty liability, current portion	640	626
Operating lease liabilities, current portion	897	856
Total current liabilities	17,941	38,768
Warranty liability, net of current portion	8,681	8,718
Deferred revenue, net of current portion	806	860
Operating lease liabilities, net of current portion	1,438	1,817
Borrowings under revolving credit facility	4,146	—
Other long-term liabilities	209	251
Total liabilities	33,221	50,414
Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value: 150,000,000 shares authorized; 76,769,103 and 70,424,566 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	7	7
Additional paid-in capital	184,614	168,022
Accumulated deficit	(139,982)	(140,406)
Total stockholders’ equity	44,639	27,623
Total liabilities and stockholders’ equity	$77,860	$78,037

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$25,406	$24,055	$50,603	$42,894
Cost of revenue	15,410	13,292	29,813	24,958
Gross profit	9,996	10,763	20,790	17,936
Operating expenses:
Research and development	2,507	2,267	5,151	4,431
Sales and marketing	4,048	4,412	8,528	8,328
General and administrative	5,121	5,588	11,201	10,658
Total operating expenses	11,676	12,267	24,880	23,417
Loss from operations	(1,680)	(1,504)	(4,090)	(5,481)
Other expenses (income), net:
Interest expense	26	2,868	27	5,739
Gain on sale of intangible assets	(355)	—	(355)	—
Other income, net	(331)	(100)	(828)	(243)
Total other (income) expenses, net	(660)	2,768	(1,156)	5,496
Loss before income tax expense	(1,020)	(4,272)	(2,934)	(10,977)
Income tax (benefit) expense	(3,194)	158	(3,358)	454
Net income (loss)	2,174	(4,430)	424	(11,431)

Other comprehensive income (loss):
Unrealized loss resulting from change in fair value of marketable securities	—	(3)	—	(5)
Total comprehensive income (loss)	$2,174	$(4,433)	$424	$(11,436)

Earnings (loss) per common share
Basic	$0.03	$(0.07)	$0.01	$(0.18)
Diluted	$0.03	$(0.07)	$0.01	$(0.18)
Weighted-average common shares outstanding
Basic	76,281,971	62,290,411	74,440,626	61,977,574
Diluted	80,551,007	62,290,411	78,795,730	61,977,574

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2025	70,424,566	$7	$168,022	$(140,406)	$27,623
Issuance of common stock upon exercise of stock options	235,359	—	103	—	103
Stock-based compensation expense	—	—	1,608	—	1,608
Issuance of common stock in connection with employee incentive restricted stock awards	6,200	—	—	—	—
Issuance of common stock in connection with employee incentive performance stock awards	432,851	—	—	—	—
Issuance of common stock in connection with registered direct offering, net of issuance costs	5,000,000	—	14,042	—	14,042
Shares withheld for taxes upon restricted and performance stock awards vesting	(176,819)	—	(750)	—	(750)
Shares withheld for taxes upon options exercised	(62,329)	—	(30)	—	(30)
Net loss	—	—	—	(1,750)	(1,750)
Balance at March 31, 2026	75,859,828	7	182,995	(142,156)	40,846
Issuance of common stock upon exercise of stock options	246,534	—	240	—	240
Stock-based compensation expense	—	—	1,379	—	1,379
Issuance of common stock in connection with employee incentive restricted stock awards	662,741	—	—	—	—
Net income (loss)	—	—	—	2,174	2,174
Balance at June 30, 2026	76,769,103	$7	$184,614	$(139,982)	$44,639

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) gain	Total stockholders’ equity
Balance at December 31, 2024	60,800,130	$6	$146,903	$(138,526)	$2	$8,385
Issuance of common stock upon exercise of stock options	2,334	—	2	—	—	2
Stock-based compensation expense	—	—	1,576	—	—	1,576
Issuance of common stock in connection with employee incentive restricted stock awards	127,500	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of offering costs	984,966	—	815	—	—	815
Shares withheld for taxes upon restricted stock awards vesting	(411)	—	—	—	—	—
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	(2)	(2)
Net loss	—	—	—	(7,001)	—	(7,001)
Balance at March 31, 2025	61,914,519	6	149,296	(145,527)	—	3,775
Issuance of common stock upon exercise of stock options	160,019	—	95	—	—	95
Stock-based compensation expense	—	—	2,300	—	—	2,300
Issuance of common stock in connection with employee incentive restricted stock awards	554,938	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of offering costs	2,243	—	(42)	—	—	(42)
Shares withheld for taxes upon restricted stock awards vesting	(2,929)	—	(3)	—	—	(3)
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(4,430)	—	(4,430)
Balance at June 30, 2025	62,628,790	$6	$151,646	$(149,957)	$(3)	$1,692

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$424	$(11,431)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	681	642
Provision to write down inventories to net realizable value	125	98
Non-cash interest expense	39	4,470
Stock-based compensation	2,987	3,876
Change in allowance for credit losses	1,405	(125)
Non-cash lease expense	410	508
Accretion of interest on marketable securities	—	(253)
Loss on disposal of property and equipment	—	11
Gain on sale of intangible assets	(355)	—
Payment of transaction costs related to sale of intangible assets	(2,395)	—
Deferred income tax (benefit) expense	(3,367)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(1,094)	(2,294)
Inventory	10,600	2,972
Prepaid expenses and other assets	1,684	450
Accounts payable	(17,966)	6,149
Accrued expenses and other liabilities	(2,494)	(538)
Deferred revenue	(508)	453
Warranty liability	(23)	2,329
Operating lease liabilities	(403)	(341)
Other long-term liabilities	(42)	272
Net cash (used in) provided by operating activities	(10,292)	7,242
Cash flows from investing activities:
Purchase of marketable securities	—	(19,025)
Purchase of property and equipment	(500)	(243)
Sales and maturities of marketable securities	—	9,625
Proceeds from sale of intangible assets	2,750	—
Net cash provided by (used in) investing activities	2,250	(9,643)
Cash flows from financing activities:
Proceeds from exercise of stock options	343	97
Proceeds from issuance of common stock	14,250	773
Proceeds from borrowings under revolving credit facility	4,146	—
Payment of debt issuance costs	(465)	—
Payment of registered direct offering costs	(208)	—
Payment of tax withholdings on restricted and performance stock awards	(750)	(3)
Payment of tax withholdings on options exercised	(30)	—
Net cash provided by financing activities	17,286	867
Net increase (decrease) in cash and cash equivalents	9,244	(1,534)
Cash and cash equivalents at beginning of period	7,670	11,746
Cash and cash equivalents at end of period	$16,914	$10,212

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$1,267
Cash paid for income taxes, net	$146	$44
Supplemental schedule of non-cash investing and financing activities:
Operating lease right of use assets obtained in exchange for operating lease liabilities	$65	$1,633
Property and equipment in accounts payable	$238	$—
Unrealized loss resulting from change in fair value of marketable securities	$—	$(5)

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

The Company has determined the functional currency of the subsidiaries to be the U.S. dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Income and expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other income, net in the condensed consolidated statements of operations and comprehensive income (loss) and were not material for the three and six months ended June 30, 2026, and 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly Tigo’s condensed consolidated balance sheet as of June 30, 2026 and its condensed consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the three and six months ended June 30, 2026, and 2025, and its condensed consolidated statements of cash flows for the six months ended June 30, 2026, and 2025. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The unaudited condensed consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2025 Annual Report.

Reclassification of Prior Period Presentation

To conform with current period presentation, $0.3 million of other assets have been reclassified to deferred tax assets on our condensed consolidated balance sheet as of December 31, 2025. Additionally, a de minimis amount of prepaid expenses and other assets has been reclassified to deferred income tax (benefit) expense within operating activities on our condensed consolidated statement of cash flows for the six months ended June 30, 2025. These changes in presentation do not affect previously reported results.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s 2025 Annual Report.

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

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Key estimates in the condensed consolidated financial statements include revenue recognition, allowance for credit losses, inventory valuation, impairment of long-lived assets, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, product warranty liabilities, incremental borrowing rate for operating leases right of use assets and liabilities, valuation allowance on deferred tax assets, assessment of probability of vesting of performance-based equity awards and stock-based compensation. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer (the “CEO”). The Company has one business activity — the design, development and sale of solar energy optimization solutions. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment. The CODM assesses performance for the Company, monitors budget versus actual results and determines how to allocate resources based on consolidated net loss as reported in the condensed consolidated statements of operations and comprehensive income (loss). There are no other significant expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.

Customer Concentration

For the three months ended June 30, 2026, Customer A, accounted for 11.6% of total net revenue. No other customer accounted for 10% or more of total net revenue for the three months ended June 30, 2026. For the six months ended June 30, 2026, no customer accounted for 10% or more of total net revenue.

At times, a portion of the Company’s accounts receivable are due from customers whose individual balances represent 10% or more of total accounts receivable. Customers accounting for 10% or more of total accounts receivable were as follows:

As of June 30, 2026
Customer A	11.3%
Customer B	11.0%

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05 — Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025. The Company adopted this ASU on the effective date and there was not a material impact on the Company’s financial statements.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income (Loss) Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company’s condensed consolidated statements of operations and comprehensive income (loss) in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

3.
Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive shares of common stock.

Diluted earnings per common share considers the potential dilution that could occur if outstanding securities were exercised or settled in shares. Dilutive securities that may impact diluted income per share include shares underlying outstanding stock options, restricted stock units, and performance stock units granted to employees and non-employees (see Note 10). Dilutive securities related to common shares underlying outstanding stock options, restricted stock units, and performance stock units are included in the calculation of diluted earnings per share using the treasury stock method. Common shares underlying the Company's former Convertible Promissory Notes, as defined below (see Note 7), which were outstanding during the three and six months ended June 30, 2025, and were extinguished in December 2025, would have been included in the calculation of diluted earnings per share using the if-converted method to the extent dilutive.

For periods in which the Company reports net income, diluted earnings per share reflects the dilutive effect of outstanding stock options, restricted stock units, and performance stock units to the extent such securities are dilutive, as determined using the treasury stock method. For periods in which the Company reports a net loss, diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities would have been antidilutive.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted net earnings (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Basic earnings (loss) per common share calculation:
Net income (loss)	$2,174	$(4,430)	$424	$(11,431)
Weighted-average shares of common stock outstanding – basic	76,281,971	62,290,411	74,440,626	61,977,574
Earnings (loss) per share of common stock - basic	$0.03	$(0.07)	$0.01	$(0.18)

Diluted earnings (loss) per common share calculation:
Net income (loss)	$2,174	$(4,430)	$424	$(11,431)
Weighted-average shares of common stock outstanding – basic	76,281,971	62,290,411	74,440,626	61,977,574
Outstanding options, restricted stock units and performance stock units	4,269,036	—	4,355,104	—
Weighted-average shares of common stock – diluted	80,551,007	62,290,411	78,795,730	61,977,574
Earnings (loss) per share of common stock – diluted	$0.03	$(0.07)	$0.01	$(0.18)

The Company excluded the effect of the below elements from our calculation of diluted income (loss) per share, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of the period.

	As of June 30,
	2026	2025
Outstanding stock options and restricted stock units	325,935	4,501,506
Convertible promissory note	—	5,305,861
	325,935	9,807,367

The unvested performance stock units outstanding as of June 30, 2026, and 2025, are excluded from our calculation of diluted earnings (loss) per share as they are subject to performance conditions that were not achieved as of the end of each period.

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

Level 3:	Fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Assets:
Cash equivalents:
Money market accounts	$128	$—	$—
December 31, 2025
Assets:
Cash equivalents:
Money market accounts	$126	$—	$—

During the three and six months ended June 30, 2026, there were no transfers between Level 1, Level 2 and Level 3.

5.
Revenue Recognition

Geographic Net Revenue

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes net revenue by major geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
EMEA(1)	$18,566	$18,259	$36,088	$29,811
Americas(2)	4,280	4,595	9,554	9,314
APAC	2,560	1,201	4,961	3,769
Total net revenue	$25,406	$24,055	$50,603	$42,894

(1)
Our net revenues generated from Germany, the Czech Republic, and Italy represented 22.8%, 15.6% and 12.3% of our total net revenue for the three months ended June 30, 2026, respectively. Our net revenues generated from Germany, the Czech Republic, and Italy represented 22.6%, 20.4% and 10.8% of our total net revenue for the three months ended June 30, 2025. Our net revenues generated from Germany, the Czech Republic, and Italy represented 16.4%, 16.0% and 15.6% of our total net revenue for the six months ended June 30, 2026, respectively. Our net revenues generated from Germany, the Czech Republic, the United Kingdom and Italy represented 19.3%, 16.1%, 11.6% and 10.9% of our total net revenue for the six months ended June 30, 2025, respectively.
(2)
Our net revenues generated from the United States represented 15.8% and 17.8% of our total net revenue for the three and six months ended June 30, 2026, respectively. Our net revenues generated from the United States represented 17.4% and 19.5% of our total net revenue for the three and six months ended June 30, 2025, respectively.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue

Deferred revenue or contract liabilities consists of payments received from customers in advance of revenue recognition for the Company’s products and services. The current portion of deferred revenue represents the unearned revenue that will be earned within 12 months of the balance sheet date. Correspondingly, noncurrent deferred revenue represents the unearned revenue that will be earned after 12 months from the balance sheet date.

The following table summarizes the changes in deferred revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at the beginning of the period	$1,344	$1,378	$1,821	$1,169
Deferral of revenue	1,959	5,108	4,016	8,909
Recognition of unearned revenue	(1,990)	(4,864)	(4,524)	(8,456)
Balance at the end of the period	$1,313	$1,622	$1,313	$1,622

As of June 30, 2026, the Company expects to recognize $1.3 million from remaining performance obligations over a weighted average term of 3.9 years. The Company recognized approximately $0.2 million and $0.8 million in revenue that was included in the beginning contract liabilities balance during the three and six months ended June 30, 2026, respectively. The Company recognized approximately $0.3 million and $0.6 million in revenue that was included in the beginning contract liabilities balance during the three and six months ended June 30, 2025, respectively.

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

The following table summarizes the changes in product warranty liability:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at the beginning of the period	$9,579	$7,324	$9,344	$5,798
Provision for warranty issued during period	422	986	821	1,349
Changes in estimate	(582)	(40)	(635)	1,240
Settlements	(98)	(143)	(209)	(260)
Balance at the end of the period	$9,321	$8,127	$9,321	$8,127

6.
Supplementary Balance Sheet and Geographic Information

Selected financial data as of the dates presented below is as follows (in thousands, except useful life data):

Inventory, net	June 30, 2026	December 31, 2025
Raw materials	$83	$186
Finished goods	20,478	31,100
Inventory, net	$20,561	$31,286

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The inventory reserve was $7.8 million and $14.3 million as of June 30, 2026, and December 31, 2025, respectively.

Property and equipment, net	Estimated Useful Life	June 30, 2026	December 31, 2025
Machinery and equipment	7 - 25 years	$7,104	$6,643
Vehicles	5 years	31	31
Computer software	5 years	212	212
Computer equipment	5 years	664	656
Furniture and fixtures	5 years	226	222
Leasehold improvements	3 - 6 years	552	357
Construction in progress		21	140
		8,810	8,261
Less: Accumulated depreciation		6,171	5,609
Property and equipment, net		$2,639	$2,652

For the three and six months ended June 30, 2026, the Company recorded depreciation expense of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2025, the Company recorded depreciation expense of $0.2 million and $0.5 million, respectively. Depreciation expense is recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Accrued expenses and other current liabilities	June 30, 2026	December 31, 2025
Accrued vacation	$1,097	$980
Accrued compensation	1,245	3,808
Accrued other and other current liabilities(1)	2,293	2,341
Accrued expenses and other current liabilities	$4,635	$7,129

(1)
Accrued other and other current liabilities as of June 30, 2026, and December 31, 2025, primarily consist of accrued expenses related to professional fees, legal expense, insurance expense, and income tax expense. Accrued interest, accrued professional fees, accrued warehouse and freight, and other current liabilities have been reclassified into accrued other and other current liabilities to conform the December 31, 2025, presentation to the current year presentation. This reclassification had no effect on total accrued expenses and other current liabilities on the condensed consolidated balance sheet or statement of cash flow.

(in thousands)	June 30, 2026	December 31, 2025
Allowance for credit losses, beginning balance	$356	$2,239
Provision for credit losses	1,451	236
Write-offs, net of recoveries	—	(2,119)
Allowance for credit losses, ending balance	$1,807	$356

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of depreciation, and operating ROU assets, by geographic region (in thousands):

Long-lived assets	June 30, 2026	December 31, 2025
EMEA(1)	$976	$1,151
Americas(2)	2,163	2,247
APAC(3)	1,493	1,592
Total long-lived assets	$4,632	$4,990

(1)
As of June 30, 2026, and December 31, 2025, 16.8% and 18.4% of the Company’s total long-lived assets were located in Israel, respectively.
(2)
As of June 30, 2026, and December 31, 2025, 46.7% and 45.1% of the Company’s total long-lived assets were located in the U.S., respectively.
(3)
As of June 30, 2026, 18.3% and 13.9% of the Company’s total long-lived assets were located in Thailand and China, respectively. As of December 31, 2025, 21.1% and 10.8% of the Company’s total long-lived assets were located in Thailand and China, respectively.
7.
Debt

Revolving Credit Facility

On March 31, 2026, the Company entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, pursuant to which the Company may borrow up to $10.0 million, subject to a borrowing base. Tigo Energy MergeCo, Inc., a wholly owned subsidiary of the Company, is the guarantor of the Company’s obligations under the Credit Facility. The Credit Facility matures on March 31, 2029. As of June 30, 2026, the Company had $4.1 million outstanding under the Credit Facility, which is classified as long-term debt on the condensed consolidated balance sheet.

Borrowings under the Credit Facility bear interest at a rate equal to the secured overnight financing rate, as administered by the Federal Reserve Bank of New York, plus an applicable margin of 1.75% to 2.00%, based on monthly average excess availability. The interest rate for the Credit Facility as of June 30, 2026 was 5.4%. Available borrowings under the Credit Facility may not exceed the borrowing base, which is determined based on specified percentages of eligible accounts receivable and eligible inventory, in each case subject to customary reserves, eligibility criteria and other adjustments. The occurrence of an event of default under the Credit Facility could result in the termination of the commitments under the Credit Facility and the acceleration of all outstanding borrowings under the Credit Facility. The terms of the Credit Facility require the Company to maintain a minimum level of liquidity at all times, which is tested on a monthly basis. As of June 30, 2026, the Company was in compliance with all applicable covenants under the Credit Facility.

In connection with entering into the Credit Facility, the Company incurred debt issuance costs of $0.5 million. As the Credit Facility is a revolving-debt arrangement, these costs are presented as an asset within other assets on the condensed consolidated balance sheets, rather than as a direct deduction from the carrying amount of the outstanding borrowings. The deferred costs are amortized on a straight-line basis to interest expense over the term of the Credit Facility, regardless of the amount of borrowings outstanding. As of June 30, 2026, unamortized debt issuance costs of $0.4 million were included in other assets in the condensed consolidated balance sheets.

Convertible Promissory Notes and Debt Extinguishment

On January 9, 2023, the Company entered into a convertible promissory note purchase agreement (“Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l in exchange for cash of $50.0 million (“Convertible Promissory Notes”). Outstanding borrowings under the Convertible Promissory Notes bear interest at a rate of 5.00% per year. The principal amount was due at the maturity date of January 9, 2026, and interest is payable semiannually beginning in July 2023.

On December 17, 2025, the Company extinguished the Convertible Promissory Notes by paying $51.3 million in cash which included principal, accrued interest and fees associated with the extinguishment. The reacquisition price of the debt was higher than the related carrying value at the extinguishment date, therefore resulting in a loss on extinguishment of Convertible Promissory Notes of $1.1 million in the fourth quarter of 2025.

The Company had no outstanding debt as of December 31, 2025.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.
Commitments and Contingencies

Employment Agreements

The Company entered into employment agreements with key personnel providing compensation and severance in certain circumstances, as defined in the respective employment agreements.

Legal

The Company is subject to legal proceedings and claims that have arisen in the normal course of business and that have not been fully resolved. Some litigation or legal disputes may not be covered by insurance. While the Company intends to vigorously defend itself with respect to such disputes, any potential outcomes resulting from such claims would be inherently difficult to quantify. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. During the three and six months ended June 30, 2026, and 2025, the Company did not record a material loss with respect to any legal claims or other legal matters arising in the normal course of business.

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

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for potential indemnification-related obligations at June 30, 2026.

9.
Common and Preferred Stock

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

The Company is authorized to issue 10,000,000 shares of Preferred Stock. As of June 30, 2026, there was no Preferred Stock outstanding.

Common Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance were as follows:

As of June 30, 2026
Stock options issued and outstanding	4,143,292
Restricted stock units and performance stock units unvested and outstanding	4,150,742
Shares available for grant under 2023 Equity Incentive Plan	2,932,934
11,226,968

Registered Direct Offering

In February 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 5,000,000 shares

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

of our common stock at a purchase price of $3.00 per share, for aggregate gross proceeds of $15.0 million (the “Registered Direct Offering”). Craig-Hallum Capital Group LLC acted as placement agent for the Registered Direct Offering. Under the terms of the engagement, we agreed to pay the placement agent a cash fee equal to 4.5% of the gross proceeds from the Registered Direct Offering and to reimburse certain legal and other expenses. Net proceeds from the Registered Direct Offering were $14.0 million after deducting the placement agent fee and other expenses related to the Registered Direct Offering. A portion of the placement agent fees was withheld from the gross proceeds at closing, with the remaining offering costs paid separately by the Company.

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

Under the 2024 ATM Program, the Company sold 8,325,504 shares of our common stock for gross proceeds of $14.2 million and net proceeds of $13.8 million, after deducting Sales Agent commissions and other expenses related to the 2024 ATM Program. As of October 2025, the 2024 ATM Program was fully utilized, and there are no additional shares available for issuance under the program. During the three months ended June 30, 2025, the Company sold 2,243 shares under the 2024 ATM Program and recognized a de minimis amount of gross and net proceeds. During the six months ended June 30, 2025, the Company sold 987,209 shares under the 2024 ATM Program for gross proceeds of $1.1 million and net proceeds of $1.0 million, after deducting Sales Agent commissions and other expenses.

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

Stock options granted to newly hired employees generally vest over a four-year period, following the date of grant, with 25% vesting on the first anniversary of the grant date and the remaining vesting in equal monthly installments thereafter, and grants of additional stock options to employees generally vest in equal monthly installments over a four-year period with no cliff vesting. The

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

RSUs generally vest over a three-year period, following the date of grant, with a third of the award vesting on each year on the annual anniversary of the grant date.

Collectively, the 2008 Stock Plan, 2018 Stock Plan and the 2023 Equity Incentive Plan are referred to as “the Plans”.

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company also measures the PSU awards at their grant-date fair value and assumes that performance goals will be achieved. If the performance goals are not met, no compensation expense is recognized and any recognized compensation expense is reversed. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$22	$18	$49	$39
Research and development	144	136	326	442
Sales and marketing	458	801	995	1,204
General and administrative	755	1,345	1,617	2,191
Total stock-based compensation	$1,379	$2,300	$2,987	$3,876

Stock Options

The following table summarizes stock option activity for the Plans for the six months ended June 30, 2026:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000’s)
Outstanding at December 31, 2025	4,707,635	$1.58	6.61
Exercised	(481,893)	0.93
Forfeited/expired	(82,450)	2.06
Outstanding at June 30, 2026	4,143,292	$1.65	6.58	$3,667
Vested and expected to vest at June 30, 2026	4,143,292	$1.65	6.58	$3,667
Exercisable at June 30, 2026	2,847,531	$1.69	5.85	$2,606

As of June 30, 2026, the total unrecognized compensation expense related to unvested stock option awards was $2.7 million, which the Company expects to recognize over a weighted-average period of 1.9 years. There were no options granted during the three and six months ended June 30, 2026.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

•
For periods prior to Tigo’s common stock becoming publicly traded, the fair value of Legacy Tigo’s common stock used to measure stock-based compensation was estimated by Legacy Tigo’s board of directors with reference to contemporaneous third-party valuations.

Restricted Stock Units

The following table summarizes RSU activity for the Plans for the six months ended June 30, 2026:

	Number of shares	Weighted average grant date fair value per share
Unvested at December 31, 2025	3,530,813	$2.08
Granted	255,310	3.89
Vested	(668,941)	1.03
Forfeited/expired	(139,805)	2.53
Unvested at June 30, 2026	2,977,377	$2.45

As of June 30, 2026, the total unrecognized compensation expense related to unvested RSUs was $3.9 million, which the Company expects to recognize over a weighted-average period of 1.7 years.

Performance Stock Units

The PSUs vest over a three-year period, which began on January 1, 2025, with one-third of the award eligible to vest at the end of each fiscal year through December 31, 2027, based on the Company’s level of achievement of certain performance-based criteria tied to annual net revenue and adjusted EBITDA targets. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. The PSUs were valued using the market value of the Company’s Common Stock at the closing market price on the grant date.

The following table summarizes PSU activity for the Plans for the six months ended June 30, 2026:

	Number of shares	Weighted average grant date fair value per share
Unvested at December 31, 2025	1,760,048	$1.58
Adjustment to conform prior period presentation to target units(1)	(586,683)	1.58
Vested(2)	(432,851)	1.58
Forfeited	(153,832)	1.58
Unvested at June 30, 2026	586,682	$1.58

(1)
As of June 30, 2026, the Company changed its presentation of unvested PSUs in the table above from the maximum number of shares issuable under the award agreements to the target number of shares specified in those agreements. This change had no effect on compensation expense recognized, diluted earnings per share, or the number of shares reserved for issuance under the Plan. PSUs are presented at the target number of shares because the Company has assessed target-level achievement of the applicable performance criteria as the probable outcome for compensation expense recognition purposes under ASC 718. Compensation expense is recognized based on the number of units deemed probable of vesting, which may differ from the target, maximum, or actual number of units ultimately earned upon final certification. As of June 30, 2026, the maximum number of shares that could be earned under outstanding PSU grants was 1,173,366 shares.
(2)
Represents PSUs granted for the 2025 performance period for which the Compensation Committee certified achievement of the applicable 2025 net revenue and Adjusted EBITDA performance conditions on March 17, 2026. The service condition for this tranche was satisfied and vested as of December 31, 2025 and the common stock associated with the PSUs was issued in March 2026.

As of June 30, 2026, the total unrecognized compensation expense related to PSUs that were deemed probable to vest at the end of their respective performance period was $0.2 million, which the Company expects to recognize over a weighted-average period of 1.5 years.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease costs	$270	$195	$531	$512
Variable lease costs	55	135	103	258
Total lease cost	$325	$330	$634	$770

Other information related to leases was as follows:

	Six Months Ended June 30,
Supplemental Cash Flows Information (in thousands)	2026	2025
Operating lease right of use assets obtained in exchange for operating lease liabilities	$65	$1,633
Cash paid for amounts included in the measurement of lease liabilities	$536	$499

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	2.6	3.0
Weighted-average discount rate	6.7%	6.6%

Future maturities of lease liabilities were as follows as of June 30, 2026:

(in thousands)	Operating Leases
Remainder of 2026	$527
2027	969
2028	690
2029	393
2030	—
Thereafter	—
Total future minimum lease payments	2,579
Less: imputed interest	244
Present value of lease liabilities	$2,335

12.
Goodwill and Intangible Assets

As of June 30, 2026, and December 31, 2025, the Company had a goodwill balance of $12.2 million. The goodwill balance is related to the acquisition of Tigo Energy AI Ltd (f/k/a Foresight Energy, Ltd. (“fSight”)).

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s intangible assets by major asset class are as follows:

	June 30, 2026
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(244)	$206
Customer relationships	10.0	170	(58)	112
Developed technology	10.0	1,820	(622)	1,198
Total intangible assets		$2,440	$(924)	$1,516

	December 31, 2025
(in thousands, except for useful life amounts)	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(208)	$242
Customer relationships	10.0	170	(50)	120
Developed technology	10.0	1,820	(530)	1,290
Total intangible assets		$2,440	$(788)	$1,652

The Company recognized amortization expense related to intangible assets of $0.1 million and $0.1 million for the three and six months ended June 30, 2026, respectively. The Company recognized amortization expense related to intangible assets of $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively.

Amortization expense related to intangible assets at June 30, 2026, in each of the next five years and beyond is expected to be incurred as follows:

(in thousands)	Amount
Remainder of 2026	$135
2027	262
2028	260
2029	227
2030	202
Thereafter	430
$1,516

13.
Income Taxes

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2026, the Company determined there is sufficient positive evidence that it is more likely than not that the net deferred tax assets of Tigo Energy AI Ltd., an Israeli subsidiary, will be realized, and accordingly released the full valuation allowance previously recorded against those assets. Accordingly, in the three months ended June 30, 2026, the Company recorded a discrete tax benefit and valuation allowance release of $3.3 million on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized. This release was driven by a change to the Company's intercompany operating model during the period, under which the relevant foreign subsidiary's transfer pricing arrangement was converted to a cost-plus structure that guarantees the subsidiary a consistent operating margin, and therefore consistent future taxable income, regardless of the Company's consolidated results.

The Company recorded a tax benefit for the three and six months ended June 30, 2026, of $3.2 million and $3.4 million, respectively, primarily related to the release of valuation allowance, mentioned above.

The Company recorded a discrete tax expense for the three and six months ended June 30, 2025, of $0.2 million and $0.5 million, respectively. The discrete tax expense recorded during the three and six months ended June 30, 2025, contained a $0.3 million an estimated settlement of a foreign tax examination. During the six months ended June 30, 2025, the Italian tax authority initiated a tax examination of the Company’s Italian operations. As of June 30, 2025, the tax examination was closed and the settlement liability was approximately $0.3 million.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s effective tax rates for the three and six months ended June 30, 2026, and 2025 differ from the federal statutory rate of 21% principally as a result of the above-mentioned release of valuation allowance in the three and six months ended June 30, 2026, compared with the valuation allowances maintained against the Company’s deferred tax assets in the three and six months ended June 30, 2025.

14.
Patent Sale

On December 16, 2025 (the “Initial Closing date”), the Company entered into a patent purchase agreement with Tigo Energy Innovations LLC (the “Purchaser”), an unaffiliated third party, pursuant to which the Company sold certain patents (the “Assigned Patents”). In connection with the transaction, the Company received a non-exclusive grant-back license to practice the Assigned Patents in connection with the Company’s products.

The consideration consisted of $15.0 million which was paid upon the Initial Closing date of the patent purchase agreement. An additional holdback was payable after the initial closing, which was contingent on the Company satisfying certain conditions. On May 14, 2026, the Company satisfied the conditions specified in the patent purchase agreement and received a payment of $2.8 million. Net proceeds to the Company from the holdback payment were $0.4 million, net of transaction costs.

The Company accounted for the sale of the Assigned Patents as sale of non-financial assets under ASC Topic 610-20, “Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets” (“ASC Topic 610-20”). The patents transferred under the patent purchase agreement were not recognized as separate intangible assets as the Company retains perpetual, royalty-free, non-exclusive rights to continue using the underlying technology. As a result, no intangible assets were derecognized, and the Company’s Developed Technology and Patent intangible assets will continue to be amortized over their originally established useful lives. At the Initial Closing, the Company recognized a gain of $14.6 million, which is the consideration paid at the Initial Closing date, net of transaction costs. The Company recognized a gain of $0.4 million during the three and six months ended June 30, 2026, in connection with receipt of this holdback payment, which is included in gain on sale of intangible assets in the condensed consolidated statements of operations and comprehensive income (loss).

Additionally, seller-retained royalties under the patent purchase agreement, which entitle the Company to receive up to $5.0 million of future license proceeds, represent contingent income and will be recognized in other income, net in the condensed consolidated statements of operations and comprehensive income (loss) only when realized. As of June 30, 2026, the Company has collected $0.7 million in seller-retained royalties.

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

Revolving Credit Facility. On March 31, 2026, we entered into a revolving credit facility (“Credit Facility”) with Wells Fargo Bank, National Association that provides for up to $10.0 million of borrowing capacity, subject to a borrowing base based on eligible accounts receivable and eligible inventory. The Credit Facility matures on March 31, 2029. As of June 30, 2026, $4.1 million was outstanding under the Credit Facility, and we were in compliance with all applicable covenants. For more information, see Note 7, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Factors that May Influence Future Results of Operations

Our financial results of operations may not be comparable from period to period due to several factors. Key factors affecting our results of operations are summarized below.

Patent Sale. As disclosed in the Company’s 2025 Annual Report, on December 16, 2025, we entered into a patent purchase agreement involving the sale of certain patent rights. We received $15.0 million at the initial closing. On May 14, 2026, we satisfied the specified conditions required to release the holdback payment and received additional consideration of $2.8 million, for total consideration received under the patent purchase agreement of $17.8 million. Net proceeds from the holdback payment were approximately $0.4 million after the repayment of expenses. We recognized a gain of approximately $0.4 million during the three and six months ended June 30, 2026. Additionally, seller-retained royalties under the patent purchase agreement, which entitle us to receive up to $5.0 million of future license proceeds, represent contingent income and will be recognized in other income, net when and if earned. As of June 30, 2026, we have collected $0.7 million in seller-retained royalties. For more information, see Note 14, “Patent Sale” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Trade Tariffs. It is uncertain what impact new or existing tariffs, trade restrictions, or retaliatory actions may have on us, the solar industry, and our customers. U.S. net revenue represented 17.8% of our total net revenue for the six months ended June 30, 2026. Substantially all of our MLPE products, which represented 71.6% of U.S. net revenues during the six months ended June 30, 2026, were manufactured in Thailand. Our GO Energy Storage Systems (“GO ESS”) products represented 27.6% of of U.S. net revenues during the six months ended June 30, 2026. Beginning in October 2025, we transitioned production of our GO ESS products for the U.S. market from China to Vietnam. As of June 30, 2026, we were subject to tariffs on all products imported into the United States from the countries in which we manufacture our products. During the three months ended June 30, 2026, we incurred $0.8 million in tariff-related costs, compared to $0.2 million during the same period in 2025. During the six months ended June 30, 2026, we incurred $1.5 million in tariff-related costs, compared to $0.3 million during the same period in 2025.

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

Managing Supply Chain. We rely on contract manufacturers and suppliers to produce our components, with a significant portion of our supply chain originating in Thailand and China. In October 2025, the Company began manufacturing a mix of its GO ESS products in Vietnam. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high quality services and deliver components and finished products on time and at reasonable costs. While we have diversified our supply chain, some of our suppliers and contract manufacturers are sole-source suppliers. Our concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, as a result of new or existing tariffs, trade restrictions, retaliatory actions, or otherwise, it could delay the manufacturing and delivery of our products, which would adversely impact our cash flows and results of operations, including revenue and gross margin. In addition, in a slowing economic environment in the U.S. and worldwide, our inventory levels may continue to increase due to existing purchase commitments and our ability to negotiate volume pricing discounts may be impaired.

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

On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance within 45 days regarding the “beginning of construction” requirements applicable to Section 48E projects. In August 2025, the U.S. Department of the Treasury and the IRS issued revised “beginning of construction” guidance for clean energy tax credits that applies only to projects above 1MW. The Executive Order also directs the Secretary to implement the FEOC restrictions set forth in the OBBB. Under the new FEOC rules, a U.S. energy project can only receive specific tax credits if the project’s equipment from certain FEOC-related entities does not exceed set amounts, and the rules disqualify other credits from applying to US-made products that contain too many inputs from certain FEOC-related entities. The rules also prevent a company from receiving specific tax credits if it relies too much on investment or material assistance from certain FEOC-related entities, including in circumstances where a contract, license, or other arrangement gives an FEOC-related entity effective control over the company or its projects or products. In February 2026, the U.S. Department of the Treasury and the IRS issued guidance applicable to Sections 48E and 45X of the Code, including rules and interim safe harbors for determining whether projects or manufactured components receive material assistance from prohibited foreign entities. Additional FEOC guidance remains forthcoming and is expected to be finalized in 2026, which could further tighten existing requirements.

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

During the six months ended June 30, 2026, production activities commenced through a U.S. based contract manufacturer for certain components that are expected to be used in products supplied under the EG4 arrangement. During the six months ended June 30, 2026, we did not recognize any benefit related to the AMPTC under Section 45X of the Code during the period. There can be no assurance that EG4 will qualify for, receive, monetize or retain any AMPTC, that any products manufactured using our components will satisfy applicable requirements, or that we will receive any amounts under the amended agreement, including as to the timing or amount of any such payments. Changes in the law, additional guidance, FEOC-related restrictions, sourcing requirements, documentation requirements, or interpretations of Section 45X of the Code could affect the expected economics of our agreement with EG4, our sourcing strategy, and our customers’ eligibility for tax credits, which may affect their purchasing decisions and demand for our products.

Macroeconomic and Market Conditions. The global macroeconomic and market uncertainty has adversely impacted the U.S. and global economies and may continue to do so. As our global footprint expands, we are increasingly exposed to the effects of this evolving environment, including inflation and input-cost pressures, interest rate levels and volatility, tariffs and changes in trade policy, foreign currency fluctuations, potential economic slowdowns or recessions, geopolitical tensions, and regulatory changes stemming from current and future trade policies. A tighter credit environment could adversely affect installer and end-customer demand, increase price sensitivity, and lead to greater price competition for our products. In addition, several European countries, including Germany, Belgium, Italy, the Netherlands and the United Kingdom, have adopted reductions in or ended their NEM tariffs or feed-in tariffs programs. Certain countries have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for solar energy solutions in Europe, which could adversely impact our results of operations. Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, have adversely affected, and could continue to adversely affect, our business, results of operations and financial condition.

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

Additionally, we have made, and plan to continue to make, substantial investments in research and development initiatives to support new product introductions. Although a significant portion of our revenue is derived from our MLPE products, we are continuing to develop and promote additional offerings such as our GO ESS product line and Predict+ service, which we believe will help contribute to long-term revenue growth. We believe that our entry into new markets will facilitate revenue growth and customer diversification, however, we cannot assure you that we will be able to enter into new markets or in expand our product offerings in new and existing markets on the timelines that we expect or at all due to the risks and uncertainties related to such expansion discussed Part I, Item 1A, “Risk Factors” in our 2025 Annual Report.

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

The following table sets forth these metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net revenue	$25,406	$24,055	$50,603	$42,894
Gross profit	$9,996	$10,763	$20,790	$17,936
Gross margin	39.3%	44.7%	41.1%	41.8%
Loss from operations	$(1,680)	$(1,504)	$(4,090)	$(5,481)
Net income (loss)	$2,174	$(4,430)	$424	$(11,431)

Gross Profit and Gross Margin

We define gross profit as total net revenue less cost of revenue, and define gross margin, expressed as a percentage, as the ratio of gross profit to revenue. Gross profit and margin can be used to understand our financial performance and efficiency and allow investors to evaluate our pricing strategy and compare it against competitors. We use these metrics to make strategic decisions identifying areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward.

Key Components and Comparison of Results of Operations

Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Net revenue	$25,406	$24,055	$1,351	5.6%	$50,603	$42,894	$7,709	18.0%

Three months ended June 30, 2026, and 2025

Net revenue increased by $1.4 million or 5.6% for the three months ended June 30, 2026, as compared to the same period in 2025, which is driven primarily by an increase of $2.0 million or 9.9% in net revenue from our MLPE product line, which is attributable to an increased market acceptance of the products. The increase is partially offset by a decrease in royalty revenue of $0.8 million primarily due to all royalty income now being recognized in other income, net for the three months ended June 30, 2026, following the sale of certain patent rights in December 2025. Royalty income was recognized in net revenue during the three months ended June 30, 2025. For more information on the royalty revenue transition to other income, net, see Note 14, “Patent Sale” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Six months ended June 30, 2026, and 2025

Net revenue increased by $7.7 million or 18.0% for the six months ended June 30, 2026, as compared to the same period in 2025, which is driven primarily by an increase of $6.8 million or 18.7% in net revenue from our MLPE product line, which is attributable to an increased market acceptance of the products. Additionally, our GO ESS product line increased by $1.9 million or 44.1% in net revenue for the six months ended June 30, 2026, compared to the same period in 2025, which is primarily driven by an increase of $6.3 million or 21.1% in net revenue in the EMEA region as a result of increased market acceptance of our MLPE products and purchases of $3.4 million of our GO ESS products from a customer in Italy. Additionally, the APAC region contributed a $1.2 million or 31.6% increase in net revenue which is primarily driven from increased market acceptance of our MLPE products. The increase is partially offset by a decrease in royalty revenue of $1.2 million, reflecting the royalty revenue recognition shift to other income, net discussed above.

Please see the section below for a discussion of the factors influencing the fluctuations in net revenue for each geographic region.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
EMEA	$18,566	$18,259	$307	1.7%	$36,088	$29,811	$6,277	21.1%
Americas	4,280	4,595	(315)	(6.9)%	9,554	9,314	240	2.6%
APAC	2,560	1,201	1,359	113.2%	4,961	3,769	1,192	31.6%
Total net revenue	$25,406	$24,055	$1,351	5.6%	$50,603	$42,894	$7,709	18.0%

Three months ended June 30, 2026, and 2025

•
EMEA - Net revenue for the EMEA region increased by $0.3 million or 1.7% for the three months ended June 30, 2026, as compared to the same period in 2025, which is driven primarily by an increase of $0.2 million in net revenue from our MLPE products. The growth was primarily driven by higher demand of our MLPE products in Spain, Italy and Germany, and is partially offset by a decrease in net revenue from MLPE product sales in the Czech Republic and United Kingdom.
•
Americas - Net revenue for the Americas region decreased by $0.3 million or 6.9% for the three months ended June 30, 2026, as compared to the same period in 2025. This change is primarily driven by a $0.8 million decrease in net revenue from royalty revenue, reflecting the royalty revenue shift to other income, net discussed above. The decrease in net revenue is partially offset by a $0.5 million increase in MLPE product revenue, primarily driven by increased demand in the United States.
•
APAC - Net revenue for the APAC region increased by $1.4 million or 113.2% for the three months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily attributable to an increase of $1.3 million in net revenue from our MLPE product line, driven by stronger demand in Australia.

Six months ended June 30, 2026, and 2025

•
EMEA - Net revenue for the EMEA region increased by $6.3 million or 21.1% for the six months ended June 30, 2026, as compared to the same period in 2025, which is driven primarily by an increase of $4.9 million and $1.2 million in net revenue from our MLPE and GO ESS product lines, respectively. The growth was primarily driven by higher demand of our MLPE products in Spain, Italy, the Czech Republic and Poland, in addition to the sale of $3.4 million of GO ESS product to a customer in Italy.
•
Americas - Net revenue for the Americas region increased by $0.2 million or 2.6% for the six months ended June 30, 2026, as compared to the same period in 2025, which is primarily driven by increases of $0.7 million and $0.7 million in net revenue from our MLPE and GO ESS product lines, respectively. This growth was primarily attributable to increased demand in the United States, driven by higher sales of our MLPE and GO ESS product lines. These increases were partially offset by a $1.2 million decrease in royalty revenue, reflecting the royalty recognition shift to other income, net discussed above.
•
APAC - Net revenue for the APAC region increased by $1.2 million or 31.6% for the six months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily attributable to an increase of $1.2 million in net revenue from our MLPE product line, driven by stronger demand in Australia.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Cost of revenue	$15,410	$13,292	$2,118	15.9%	$29,813	$24,958	$4,855	19.5%
Gross profit	$9,996	$10,763	$(767)	(7.1)%	$20,790	$17,936	$2,854	15.9%
Gross margin	39.3%	44.7%			41.1%	41.8%

Three months ended June 30, 2026, and 2025

Cost of revenues increased by $2.1 million or 15.9% and gross profit decreased by $0.8 million or 7.1% for the three months ended June 30, 2026, as compared to the same period in 2025. The increase in cost of revenues was primarily driven by a 5.6% increase in net revenue for the three months ended June 30, 2026, compared to the same period in 2025. In addition to higher net revenue, cost of revenues increased due to a $2.9 million decrease in favorable excess and obsolete inventory adjustments and a $0.7 million increase in customs and freight expense compared to the same period in 2025. These increases were partially offset by a $1.1 million decrease in warranty expense primarily due to changes in estimated shipping costs.

Gross margin decreased by 5.4 percentage points for the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily driven by lower sales of previously reserved GO ESS inventory at higher margins as a result of the inventory reserves recorded against the product line in the second half of 2024. The decrease was partially offset by a $1.1 million decrease in warranty expense primarily as a result of changes in estimated shipping costs.

Six months ended June 30, 2026, and 2025

Cost of revenues increased by $4.9 million or 19.5% and gross profit increased by $2.9 million or 15.9% for the six months ended June 30, 2026, as compared to the same period in 2025, which is primarily driven by a 18.0% increase in net revenue for the six months ended June 30, 2026, as compared to the same period in 2025. In addition to higher net revenue, cost of revenues increased due to a $1.5 million increase in customs and freight expense compared to the same period in 2025. These increases were partially offset by a $2.4 million decrease in warranty expense primarily due to changes in estimated shipping costs.

Gross margin decreased by 0.7 percentage points for the six months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily attributable to higher customs and freight expense and less favorable excess and obsolete inventory and scrap adjustments, partially offset by the decrease in warranty expense primarily as a result of changes in estimated shipping costs.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Research and development	$2,507	$2,267	$240	10.6%	$5,151	$4,431	$720	16.2%
Percentage of net revenue	9.9%	9.4%			10.2%	10.3%

Three months ended June 30, 2026, and 2025

Research and development expense increased by $0.2 million or 10.6% for the three months ended June 30, 2026, as compared to the same period in 2025.

Six months ended June 30, 2026, and 2025

Research and development expense increased by $0.7 million or 16.2% for the six months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily attributable to a $0.4 million increase in payroll costs, driven by annual compensation adjustments, a $0.1 million increase in consulting expenses and a $0.1 million increase in software subscription costs during the six months ended June 30, 2026, as compared to the same period in 2025.

The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Sales and marketing	$4,048	$4,412	$(364)	(8.3)%	$8,528	$8,328	$200	2.4%
Percentage of net revenue	15.9%	18.3%			16.9%	19.4%

Three months ended June 30, 2026, and 2025

Sales and marketing expense decreased by $0.4 million or 8.3% for the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily attributable to a $0.5 million decrease in bonus and stock-based compensation expenses primarily related to reversals of amounts previously accrued and a reduction in equity awards granted during the three months ended June 30, 2026, compared to the same period in 2025. This increase was partially offset by a $0.2 million increase in payroll costs driven by annual compensation adjustments during the three months ended June 30, 2026, compared to the same period in 2025.

Six months ended June 30, 2026, and 2025

Sales and marketing expense increased by $0.2 million or 2.4% for the six months ended June 30, 2026, as compared to the same period in 2025.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
General and administrative	$5,121	$5,588	$(467)	(8.4)%	$11,201	$10,658	$543	5.1%
Percentage of net revenue	20.2%	23.2%			22.1%	24.8%

Three months ended June 30, 2026, and 2025

General and administrative expense decreased by $0.5 million or 8.4% for the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily attributable to decreases in bonus and stock-based compensation expenses of $1.4 million primarily related to reversals of amounts previously accrued and a reduction in equity awards granted. The decrease was partially offset by increases in legal expenses of $0.4 million, facility-related insurance expense of $0.3 million primarily associated with our new headquarters lease that commenced in June 2025, and bad debt expense of $0.2 million.

Six months ended June 30, 2026, and 2025

General and administrative expense increased by $0.5 million or 5.1% for the six months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily attributable to an increases in bad debt expense of $1.2 million related to a customer bankruptcy and facility-related insurance expense of $0.6 million. The increase was partially offset by decreases in bonus and stock based compensation expenses of $1.2 million related to reversals of amounts previously accrued and a reduction in equity awards granted during the six months ended June 30, 2026, compared to the same period in 2025.

Other Expenses (Income), Net

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Interest expense	26	2,868	(2,842)	(99.1)%	27	5,739	(5,712)	(99.5)%
Gain on sale of intangible assets	(355)	—	(355)	NM	(355)	—	(355)	NM
Other income, net	(331)	(100)	(231)	231.0%	(828)	(243)	(585)	240.7%
Total other (income) expenses, net	$(660)	$2,768	$(3,428)	(123.8)%	$(1,156)	$5,496	$(6,652)	(121.0)%

Three months ended June 30, 2026, and 2025

Interest expense decreased by $2.8 million or 99.1% for the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily driven by the extinguishment of the Convertible Promissory Note in December 2025, resulting in no related interest expense during the three months ended June 30, 2026.

Gain on sale of intangible assets of $0.4 million was recorded during the three months ended June 30, 2026 as a result of the sale of certain patents to a third party, as discussed above under “Key Factors That May Influence Future Results of Operations.”

Other income, net increased by $0.2 million or 231.0% for the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to the royalty revenue shift to other income, net discussed above.

Six months ended June 30, 2026, and 2025

Interest expense decreased by $5.7 million or 99.5% for the six months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily driven by the extinguishment of the Convertible Promissory Note in December 2025, resulting in no related interest expense during the six months ended June 30, 2026.

Gain on sale of intangible assets of $0.4 million was recorded during the six months ended June 30, 2026 as a result of the sale of certain patents to a third party, as discussed above under “Key Factors That May Influence Future Results of Operations.”

Other income, net increased by $0.6 million or 240.7% for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to the royalty revenue shift to other income, net discussed above.

Income Tax (Benefit) Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Income tax (benefit) expense	$(3,194)	$158	$(3,352)	NM	$(3,358)	$454	$(3,812)	NM

Three and Six Months ended June 30, 2026, and 2025

We recorded income tax benefit of $3.2 million and $3.4 million for the three and six months ended June 30, 2026, respectively. This was primarily related to a valuation allowance release resulting from a change to an intercompany transfer pricing arrangement at the affected foreign subsidiary. We recorded income tax expense of $0.2 million and $0.5 for the three and six months ended June 30, 2025, primarily related to settlement of a foreign tax examination during the period. For more information, see Note 13, "Income Taxes" of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $16.9 million and total working capital, which we define as current assets less current liabilities, of $36.6 million, and availability under our revolving credit facility. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. On February 26, 2026, we closed the Registered Direct Offering resulting in gross proceeds of $15.0 million, and net proceeds of approximately $14.0 million, after deducting placement agent fees and offering expenses. We believe that our existing cash and cash equivalents, our expected cash flows from operations, the gross proceeds received from the Registered Direct Offering and our available borrowing capacity under the Credit Facility will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

Revolving Credit Facility. In March 2026, we entered into the Credit Facility with Wells Fargo that provides for borrowings of up to $10.0 million. As of June 30, 2026, $4.1 million was outstanding under the Credit Facility, and we were in compliance with all applicable covenants. For more information, see Note 7, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Leases. We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year 2029, with our most significant leases relating to our facilities in Los Gatos, California and Ra’anana, Israel. As of June 30, 2026, we had total lease obligations of $2.3 million recorded on our condensed consolidated balance sheet. For more information, see Note 11, “Leases” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(10,292)	$7,242
Net cash provided by (used in) investing activities	2,250	(9,643)
Net cash provided by financing activities	17,286	867
Net increase (decrease) in cash and cash equivalents	$9,244	$(1,534)

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

Cash Flows (Used in) Provided By Operating Activities

Cash flows from operating activities consisted of net loss adjusted for certain non-cash reconciling items, such as non-cash interest expense, stock-based compensation expense, provision to write down inventories to net realizable value, depreciation and amortization, and non-cash lease expense, gain on sale and payment of transaction costs related to the sale of intangible assets, deferred income tax benefit and changes in our operating assets and liabilities. Cash provided by operating activities decreased by $17.5 million to cash used in operating activities during the six months ended June 30, 2026, as compared to the same period in 2025.

Cash Flows Used in Investing Activities

Net cash provided by investing activities was $2.3 million for the six months ended June 30, 2026, which is primarily attributable to the proceeds from the sale of intangible assets as a result of our satisfaction of the conditions specified in the patent purchase agreement and receipt of an additional holdback payment in May 2026, and was partially offset by the purchase of property and equipment. Net cash used in investing activities was $9.6 million for the six months ended June 30, 2025, which is primarily attributable to the purchase of marketable securities and was partially offset by proceeds received from the sale and maturities of marketable securities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $16.4 million during the six months ended June 30, 2026, compared to the same period in 2025 which is primarily attributable to the proceeds from the issuance of common stock in the Registered Direct Offering and proceeds from borrowings under the Credit Facility. This is partially offset due to payments of tax withholdings of restricted and performance stock awards, payment of debt issuance costs on the Credit Facility and payment of expenses associated with the Registered Direct Offering.

Contractual Obligations

Our contractual obligations primarily consist of our obligations under operating leases and inventory component purchases. As of June 30, 2026, there have been no material changes from our disclosure in our 2025 Annual Report. For more information on our future minimum operating leases, see Note 11, “Leases” and for more information on our Credit Facility, see Note 7, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the periods presented, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

For the period ended June 30, 2026, there have been no material changes to our critical accounting estimates from the information reported in our 2025 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in the section entitled “Risk Factors” in Part I, Item 1A, of the Company’s 2025 Annual Report, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed, except for the following:

Our business could be adversely affected by trade tariffs or other trade barriers.

We may be negatively affected by the prospect of expanded trade restrictions between the government of the United States and where we or our partners operate. Escalating trade tensions between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our products. Our operations and supply chain may be adversely affected by actual or threatened trade actions, including new or increased tariffs, customs duties, import/export restrictions, sanctions, and other trade barriers in the United States and in other jurisdictions in which we or our suppliers operate.

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

Changes in trade laws, including recent regulatory actions, may not benefit us as anticipated, or at all. For example, although we believe the FCC’s July 2026 decision to restrict future authorizations of foreign-produced power inverters could support the strategic rationale for our U.S. manufacturing strategy, we cannot assure you that this or any other trade action will result in a competitive advantage for us. The scope of the FCC’s action remains subject to change, including through an available conditional exception process, competitors may adjust their manufacturing footprints to remain compliant or to obtain exceptions, and the FCC or other agencies may modify, narrow, or delay enforcement of the restriction. Moreover, the overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, application, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. If trade laws do not evolve as we currently expect, or if we are unable to capitalize on any resulting opportunities, our competitive position, results of operations, and financial condition could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements.

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

† Filed herewith.

* Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: August 4, 2026