Form 10-Q
period 2026-09-30
TIGO ENERGY, INC.
filed 2026-11-04
CIK 1855447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 77,588,382 shares of common stock, $0.0001 par value per share, outstanding.

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
o
macroeconomic conditions in the markets in which the Company operates, as well as inflation, instability of financial institutions, rising interest rates and recessionary concerns;
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

ii

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$16,753	$7,670
Accounts receivable, net of allowance for credit losses of $2,212 and $356 at September 30, 2026, and December 31, 2025, respectively	14,960	13,895
Inventory	18,102	31,286
Prepaid expenses and other current assets	5,191	5,148
Total current assets	55,006	57,999
Property and equipment, net	2,414	2,652
Operating lease right of use assets	1,919	2,338
Goodwill	12,209	12,209
Intangible assets, net	1,449	1,652
Deferred tax assets	4,024	264
Other assets	1,240	923
Total assets	$78,261	$78,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,097	$29,196
Accrued expenses and other current liabilities	5,674	7,129
Deferred revenue, current portion	724	961
Warranty liability, current portion	576	626
Operating lease liabilities, current portion	904	856
Total current liabilities	18,975	38,768
Warranty liability, net of current portion	8,667	8,718
Deferred revenue, net of current portion	770	860
Operating lease liabilities, net of current portion	1,329	1,817
Borrowings under revolving credit facility	2,516	—
Other long-term liabilities	190	251
Total liabilities	32,447	50,414
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value: 150,000,000 shares authorized; 77,563,845 and 70,424,566 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	7	7
Additional paid-in capital	185,428	168,022
Accumulated deficit	(139,621)	(140,406)
Total stockholders’ equity	45,814	27,623
Total liabilities and stockholders’ equity	$78,261	$78,037

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$24,039	$30,613	$74,642	$73,507
Cost of revenue	12,942	17,552	42,755	42,510
Gross profit	11,097	13,061	31,887	30,997
Operating expenses:
Research and development	2,201	2,501	7,352	6,932
Sales and marketing	3,917	4,515	12,445	12,843
General and administrative	5,056	5,396	16,257	16,054
Total operating expenses	11,174	12,412	36,054	35,829
(Loss) income from operations	(77)	649	(4,167)	(4,832)
Other (income) expenses, net:
Interest expense	101	2,861	128	8,600
Gain on sale of intangible assets	—	—	(355)	—
Other income, net	(233)	(276)	(1,061)	(519)
Total other (income) expenses, net	(132)	2,585	(1,288)	8,081
Income (loss) before income tax (benefit) expense	55	(1,936)	(2,879)	(12,913)
Income tax (benefit) expense	(306)	230	(3,664)	684
Net income (loss)	361	(2,166)	785	(13,597)

Other comprehensive income (loss):
Unrealized gain resulting from change in fair value of marketable securities	—	8	—	3
Total comprehensive income (loss)	$361	$(2,158)	$785	$(13,594)

Earnings (loss) per common share
Basic	$0.00	$(0.03)	$0.01	$(0.22)
Diluted	$0.00	$(0.03)	$0.01	$(0.22)
Weighted-average common shares outstanding
Basic	77,045,771	65,683,332	75,318,550	63,226,401
Diluted	78,041,788	65,683,332	78,553,959	63,226,401

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2025	70,424,566	$7	$168,022	$(140,406)	$27,623
Issuance of common stock upon exercise of stock options	235,359	—	103	—	103
Stock-based compensation expense	—	—	1,608	—	1,608
Issuance of common stock in connection with employee incentive restricted stock awards	6,200	—	—	—	—
Issuance of common stock in connection with employee incentive performance stock awards	432,851	—	—	—	—
Issuance of common stock in connection with registered direct offering, net of issuance costs	5,000,000	—	14,042	—	14,042
Shares withheld for taxes upon restricted and performance stock awards vesting	(176,819)	—	(750)	—	(750)
Shares withheld for taxes upon options exercised	(62,329)	—	(30)	—	(30)
Net loss	—	—	—	(1,750)	(1,750)
Balance at March 31, 2026	75,859,828	7	182,995	(142,156)	40,846
Issuance of common stock upon exercise of stock options	246,534	—	240	—	240
Stock-based compensation expense	—	—	1,379	—	1,379
Issuance of common stock in connection with employee incentive restricted stock awards	662,741	—	—	—	—
Net income	—	—	—	2,174	2,174
Balance at June 30, 2026	76,769,103	7	184,614	(139,982)	44,639
Issuance of common stock upon exercise of stock options	25,000	—	14	—	14
Stock-based compensation expense	—	—	1,236	—	1,236
Issuance of common stock in connection with employee incentive restricted stock awards	1,067,929	—	—	—	—
Shares withheld for taxes upon restricted stock awards vesting	(298,187)	—	(436)	—	(436)
Net income	—	—	—	361	361
Balance at September 30, 2026	77,563,845	$7	$185,428	$(139,621)	$45,814

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2024	60,800,130	$6	$146,903	$(138,526)	$2	$8,385
Issuance of common stock upon exercise of stock options	2,334	—	2	—	—	2
Stock-based compensation expense	—	—	1,576	—	—	1,576
Issuance of common stock in connection with employee incentive restricted stock awards	127,500	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of offering costs	984,966	—	815	—	—	815
Shares withheld for taxes upon restricted stock awards vesting	(411)	—	—	—	—	—
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	(2)	(2)
Net loss	—	—	—	(7,001)	—	(7,001)
Balance at March 31, 2025	61,914,519	6	149,296	(145,527)	—	3,775
Issuance of common stock upon exercise of stock options	160,019	—	95	—	—	95
Stock-based compensation expense	—	—	2,300	—	—	2,300
Issuance of common stock in connection with employee incentive restricted stock awards	554,938	—	—	—	—	—
Issuance of common stock in connection with at-the-market offering, net of offering costs	2,243	—	(42)	—	—	(42)
Shares withheld for taxes upon restricted stock awards vesting	(2,929)	—	(3)	—	—	(3)
Unrealized loss resulting from change in fair value of marketable securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(4,430)	—	(4,430)
Balance at June 30, 2025	62,628,790	6	151,646	(149,957)	(3)	1,692
Issuance of common stock upon exercise of stock options	130,454	—	24	—	—	24
Stock-based compensation expense	—	—	1,906	—	—	1,906
Issuance of common stock in connection with employee incentive restricted stock awards	494,627	—	1	—	—	1
Issuance of common stock in connection with at-the-market offering, net of offering costs	6,485,219	1	10,591	—	—	10,592
Shares withheld for taxes upon restricted stock awards vesting	(211,350)	—	(2)	—	—	(2)
Shares withheld for taxes upon options exercised	(43,077)	—	—	—	—	—
Unrealized gain resulting from change in fair value of marketable securities	—	—	—	—	8	8
Net loss	—	—	—	(2,166)	—	(2,166)
Balance at September 30, 2025	69,484,663	$7	$164,166	$(152,123)	$5	$12,055

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$785	$(13,597)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,034	943
Provision to write down inventories to net realizable value	212	864
Non-cash interest expense	78	6,706
Stock-based compensation expense	4,223	5,782
Change in allowance for credit losses	1,856	(110)
Non-cash lease expense	622	707
Accretion of interest on marketable securities	—	(420)
Loss on disposal of property and equipment	—	12
Gain on sale of intangible assets	(355)	—
Payment of transaction costs related to sale of intangible assets	(2,395)	—
Deferred income tax benefit	(3,760)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(2,921)	(7,696)
Inventory	12,972	(7,403)
Prepaid expenses and other assets	28	299
Accounts payable	(18,092)	19,993
Accrued expenses and other liabilities	(1,455)	(460)
Deferred revenue	(327)	728
Warranty liability	(101)	2,536
Operating lease liabilities	(643)	(451)
Other long-term liabilities	(61)	251
Net cash (used in) provided by operating activities	(8,300)	8,674
Cash flows from investing activities:
Purchase of marketable securities	—	(28,862)
Purchase of property and equipment	(600)	(197)
Sales and maturities of marketable securities	—	21,625
Proceeds from sale of intangible assets	2,750	—
Net cash provided by (used in) investing activities	2,150	(7,434)
Cash flows from financing activities:
Proceeds from exercise of stock options	357	121
Proceeds from issuance of common stock	14,250	11,365
Proceeds from borrowings under revolving credit facility	6,673	—
Repayment of borrowings under revolving credit facility	(4,157)	—
Payment of debt issuance costs	(466)	—
Payment of registered direct offering costs	(208)	—
Payment of tax withholdings on restricted and performance stock awards	(1,186)	(4)
Payment of tax withholdings on options exercised	(30)	—
Net cash provided by financing activities	15,233	11,482
Net increase in cash and cash equivalents	9,083	12,722
Cash and cash equivalents at beginning of period	7,670	11,746
Cash and cash equivalents at end of period	$16,753	$24,468

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$43	$2,518
Cash paid for income taxes, net	$197	$169
Supplemental schedule of non-cash investing and financing activities:
Property and equipment in accounts payable	$199	$287
Unrealized gain resulting from change in fair value of marketable securities	$—	$3

See accompanying notes to condensed consolidated financial statements.

TIGO ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Nature of Operations

Tigo Energy, Inc. and subsidiaries (together, the “Company”) consists of Tigo Energy, Inc. (“Tigo”), its wholly owned direct and indirect subsidiaries: Tigo Energy MergeCo, Inc. (f/k/a Tigo Energy, Inc.) (“Legacy Tigo”), Tigo Energy Brasil Ltda., Tigo Energy Philippines Inc., Tigo Energy Israel Ltd., Tigo Energy AI Ltd. (f/k/a Foresight Energy, Ltd. (“fSight”)), Tigo Energy Italy SRL, Tigo Energy Equipment Trading (Suzhou) Co., Ltd. and Tigo Energy Australia Pty Ltd.

The Company provides solar and energy storage solutions, including module level power electronics (“MLPE”) designed to maximize the energy output of individual solar modules, delivering more energy, active management, and enhanced safety for utility, commercial and residential solar arrays. By combining its MLPE and solar optimizer technology with intelligent, cloud-based software capabilities, the Company enables advanced energy monitoring, system diagnostics, and real-time control. These smart hardware and software solutions enhance system performance, lower operating costs, and ensure compliance with safety regulations, including rapid shutdown requirements. In addition to MLPE, the Company develops and manufactures inverters and battery energy storage systems for the residential solar-plus-storage market, further expanding its suite of solutions for efficient and reliable energy management. The Company is headquartered in Los Gatos, California, with offices in Europe, Asia and the Middle East.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has determined the functional currency of the subsidiaries to be the U.S. dollar. The Company remeasures monetary assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date and nonmonetary assets and liabilities at their historical exchange rates. Income and expenses are remeasured at the weighted-average exchange rates during the relevant reporting period. These remeasurement gains and losses are recorded in other income, net in the condensed consolidated statements of operations and comprehensive income (loss) and were not material for the three and nine months ended September 30, 2026, and 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s condensed consolidated balance sheet as of September 30, 2026, and its condensed consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the three and nine months ended September 30, 2026, and 2025, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2026, and 2025. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The unaudited condensed consolidated financial statements, presented herein, do not contain all of the required disclosures under GAAP for annual consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report.

Reclassification of Prior Period Presentation

To conform with current period presentation, $0.3 million of other assets has been reclassified to deferred tax assets on the Company’s condensed consolidated balance sheet as of December 31, 2025. Additionally, a de minimis amount of prepaid expenses and other assets has been reclassified to deferred income tax benefit within operating activities on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2025. These changes in presentation do not affect previously reported results.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s 2025 Annual Report.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Key estimates in the condensed consolidated financial statements include revenue recognition, allowance for credit losses, inventory valuation, impairment of long-lived assets, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, product warranty liabilities, incremental borrowing rate for operating lease right of use assets and liabilities, valuation allowance on deferred tax assets, assessment of probability of vesting of performance-based equity awards and stock-based compensation. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer (the “CEO”). The Company has one business activity — the design, development and sale of solar energy optimization solutions. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment. The CODM assesses performance for the Company, monitors budget versus actual results and determines how to allocate resources based on consolidated net income (loss) as reported in the condensed consolidated statements of operations and comprehensive income (loss). There are no other significant expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.

Customer Concentration

For the three and nine months ended September 30, 2026, there were no customers that accounted for 10% or more of total net revenue. For the three months ended September 30, 2025, there were no customers that accounted for 10% or more of total net revenue. For the nine months ended September 30, 2025, Customer A accounted for 10.2% of total net revenue.

At times, a portion of the Company’s accounts receivable is due from customers whose individual balances represent 10% or more of total accounts receivable. As of September 30, 2026, no customer accounted for 10% or more of total accounts receivable. As of December 31, 2025, customers accounting for 10% or more of total accounts receivable were as follows:

As of December 31, 2025
Customer B	22.5%
Customer C	10.6%

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual periods beginning after December 15, 2025. The Company adopted this ASU on the effective date and it did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disaggregation of certain costs and expenses included in each relevant expense caption on the Company’s condensed consolidated statements of operations and comprehensive income (loss) in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was used to assess when costs could be capitalized for internal-use software. The update also requires internal-use software to be disclosed under ASC 360, Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2025-06.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to make various technical corrections, clarifications and other minor improvements to existing GAAP. The amendments are intended to improve the clarity and consistency of existing guidance and are not expected to significantly change current accounting practice. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is required to apply the amendments to ASC Topic 260, Earnings Per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2025-12.

3.
Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive shares of common stock.

Diluted earnings per common share considers the potential dilution that could occur if outstanding securities were exercised or settled in shares. Dilutive securities that may impact diluted earnings per share include shares underlying outstanding stock options, restricted stock units and performance stock units granted to employees and non-employees (see Note 10). Dilutive securities related to common shares underlying outstanding stock options, restricted stock units and performance stock units are included in the calculation of diluted earnings per share using the treasury stock method. Common shares underlying the Company’s former Convertible Promissory Notes, as defined below (see Note 7), which were outstanding during the three and nine months ended September 30, 2025, and were extinguished in December 2025, would have been included in the calculation of diluted earnings per share using the if-converted method to the extent dilutive.

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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Basic earnings (loss) per common share calculation:
Net income (loss)	$361	$(2,166)	$785	$(13,597)
Weighted-average shares of common stock outstanding – basic	77,045,771	65,683,332	75,318,550	63,226,401
Earnings (loss) per share of common stock – basic	$0.00	$(0.03)	$0.01	$(0.22)

Diluted earnings (loss) per common share calculation:
Net income (loss)	$361	$(2,166)	$785	$(13,597)
Weighted-average shares of common stock outstanding – basic	77,045,771	65,683,332	75,318,550	63,226,401
Dilutive impact of options, restricted stock units and performance stock units	996,017	—	3,235,409	—
Weighted-average shares of common stock outstanding – diluted	78,041,788	65,683,332	78,553,959	63,226,401
Earnings (loss) per share of common stock – diluted	$0.00	$(0.03)	$0.01	$(0.22)

The Company excluded the effect of the following securities from the calculation of diluted earnings (loss) per share, as their inclusion would have been antidilutive. These amounts represent the number of instruments outstanding at the end of the period.

	As of September 30,
	2026	2025
Outstanding stock options and restricted stock units	3,853,327	4,970,163
Convertible promissory note	—	5,305,861
Total	3,853,327	10,276,024

The unvested performance stock units subject to performance conditions outstanding as of September 30, 2026, and 2025, representing up to 1,173,365 and 1,760,048 shares, respectively, at the maximum payout level, are excluded from the calculation of diluted earnings (loss) per share because the performance conditions had not been achieved as of the end of each period. In August 2026, the Company granted performance stock units that vest based on the Company’s relative total shareholder return, a market condition. These units, representing up to 991,200 shares at the maximum payout level, are excluded from the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2026, because no shares would have been issuable had September 30, 2026, been the end of the performance period.

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

Level 3:	Fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Level 1	Level 2	Level 3
September 30, 2026
Assets:
Cash equivalents:
Money market accounts	$129	$—	$—
December 31, 2025
Assets:
Cash equivalents:
Money market accounts	$126	$—	$—

During the three and nine months ended September 30, 2026, there were no transfers between Level 1, Level 2 and Level 3.

5.
Revenue Recognition

Geographic Net Revenue

The Company sells its products in the Americas (North and South America), EMEA (Europe, Middle East, and Africa), and APAC (Asia-Pacific) regions.

The following table summarizes net revenue by major geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
EMEA(1)	$18,384	$21,569	$54,472	$51,380
Americas(2)	3,962	7,961	13,516	17,275
APAC	1,693	1,083	6,654	4,852
Total net revenue	$24,039	$30,613	$74,642	$73,507

(1)
The Company’s net revenues generated from the Czech Republic, Germany and the United Kingdom represented 19.6%, 19.3% and 10.5% of total net revenue for the three months ended September 30, 2026, respectively. The Company’s net revenues generated from the Czech Republic, Germany, Italy and the United Kingdom represented 18.9%, 15.5%, 13.1% and 12.7% of total net revenue for the three months ended September 30, 2025, respectively. The Company’s net revenues generated from Germany, the Czech Republic and Italy represented 17.4%, 17.1% and 13.0% of total net revenue for the nine months ended September 30, 2026, respectively. The Company’s net revenues generated from Germany, the Czech Republic, the United Kingdom and Italy represented 17.7%, 17.3%, 12.1% and 11.8% of total net revenue for the nine months ended September 30, 2025, respectively.
(2)
The Company’s net revenues generated from the United States represented 14.2% and 16.7% of our total net revenue for the three and nine months ended September 30, 2026, respectively. The Company’s net revenues generated from the United States represented 23.0% and 20.9% of total net revenue for the three and nine months ended September 30, 2025, respectively.

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

The following table summarizes the changes in deferred revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at the beginning of the period	$1,313	$1,622	$1,821	$1,169
Deferral of revenue	1,377	4,240	5,393	13,149
Recognition of unearned revenue	(1,196)	(3,965)	(5,720)	(12,421)
Balance at the end of the period	$1,494	$1,897	$1,494	$1,897

As of September 30, 2026, the Company expects to recognize $1.5 million from remaining performance obligations over a weighted-average term of 2.6 years. The Company recognized approximately $0.1 million and $0.9 million in revenue that was included in the beginning contract liabilities balance during the three and nine months ended September 30, 2026, respectively. The Company recognized approximately $0.4 million and $1.0 million in revenue that was included in the beginning contract liabilities balance during the three and nine months ended September 30, 2025, respectively.

Product Warranty

The Company estimates the cost of its warranty obligations based on several key estimates: the warranty period (which varies from 5 to 25 years depending on the product), its historical experience of known product failure rates, use of materials to repair or replace defective products and parts and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the actual experience relative to these factors differ from the estimates, the Company may be required to record additional warranty reserves. Product warranty costs are recorded as expense to cost of revenue based on customer history, historical information and current trends.

The following table summarizes the changes in the product warranty liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at the beginning of the period	$9,321	$8,127	$9,344	$5,798
Provision for warranty issued during period	304	971	1,125	2,320
Changes in estimate	(275)	(596)	(910)	644
Settlements	(107)	(168)	(316)	(428)
Balance at the end of the period	$9,243	$8,334	$9,243	$8,334

6.
Supplementary Balance Sheet and Geographic Information

Selected financial data as of the dates presented below is as follows (amounts in tables in thousands):

Inventory, net	September 30, 2026	December 31, 2025
Raw materials	$222	$186
Finished goods	17,880	31,100
Inventory, net	$18,102	$31,286

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The inventory reserve was $7.1 million and $14.3 million as of September 30, 2026, and December 31, 2025, respectively.

Property and equipment, net	Estimated Useful Life	September 30, 2026	December 31, 2025
Machinery and equipment	7–25 years	$7,155	$6,643
Vehicles	5 years	31	31
Computer software	5 years	212	212
Computer equipment	5 years	684	656
Furniture and fixtures	5 years	225	222
Leasehold improvements	3–6 years	555	357
Construction in progress		—	140
		8,862	8,261
Less: Accumulated depreciation		6,448	5,609
Property and equipment, net		$2,414	$2,652

For the three and nine months ended September 30, 2026, the Company recorded depreciation expense of $0.3 million and $0.8 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded depreciation expense of $0.2 million and $0.7 million, respectively. Depreciation expense is recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Accrued expenses and other current liabilities	September 30, 2026	December 31, 2025
Accrued vacation	$1,066	$980
Accrued compensation	1,288	3,808
Accrued other and other current liabilities(1)	3,320	2,341
Accrued expenses and other current liabilities	$5,674	$7,129

(1)
Accrued other and other current liabilities as of September 30, 2026, and December 31, 2025, primarily consist of accrued expenses related to income and other taxes, legal expense, insurance expense and professional fees. Accrued interest, accrued professional fees, accrued warehouse and freight, and other current liabilities have been reclassified into accrued other and other current liabilities to conform the December 31, 2025, presentation to the current year presentation. This reclassification had no effect on total accrued expenses and other current liabilities on the condensed consolidated balance sheet or statement of cash flows.

(in thousands)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Allowance for credit losses, beginning balance	$356	$2,239
Provision for credit losses	1,856	236
Write-offs, net of recoveries	—	(2,119)
Allowance for credit losses, ending balance	$2,212	$356

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-Lived Assets by Geographic Region

The following table presents the Company’s long-lived assets, which consist of tangible property and equipment, net of accumulated depreciation, and operating right of use assets, by geographic region (in thousands):

Long-lived assets	September 30, 2026	December 31, 2025
EMEA(1)	$944	$1,151
Americas(2)	2,031	2,247
APAC(3)	1,358	1,592
Total long-lived assets	$4,333	$4,990

(1)
As of September 30, 2026, and December 31, 2025, 15.6% and 18.4% of the Company’s total long-lived assets were located in Israel, respectively.
(2)
As of September 30, 2026, and December 31, 2025, 46.9% and 45.1% of the Company’s total long-lived assets were located in the United States, respectively.
(3)
As of September 30, 2026, 16.8% and 14.6% of the Company’s total long-lived assets were located in Thailand and China, respectively. As of December 31, 2025, 21.1% and 10.8% of the Company’s total long-lived assets were located in Thailand and China, respectively.
7.
Debt

Revolving Credit Facility

On March 31, 2026, the Company entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, pursuant to which the Company may borrow up to $10.0 million, subject to a borrowing base. Tigo Energy MergeCo, Inc., a wholly owned subsidiary of the Company, is the guarantor of the Company’s obligations under the Credit Facility. The Credit Facility matures on March 31, 2029. As of September 30, 2026, the Company had $2.5 million outstanding under the Credit Facility, which is classified as long-term debt on the condensed consolidated balance sheet. The carrying amount of borrowings under the Credit Facility approximates fair value because the interest rate is variable and reflects current market rates, a Level 2 measurement.

Borrowings under the Credit Facility bear interest at a rate equal to the secured overnight financing rate, as administered by the Federal Reserve Bank of New York, plus an applicable margin of 1.75% to 2.00%, based on monthly average excess availability. The interest rate for the Credit Facility as of September 30, 2026, was 5.7%. Available borrowings under the Credit Facility may not exceed the borrowing base, which is determined based on specified percentages of eligible accounts receivable and eligible inventory, in each case subject to customary reserves, eligibility criteria and other adjustments. The occurrence of an event of default under the Credit Facility could result in the termination of the commitments under the Credit Facility and the acceleration of all outstanding borrowings under the Credit Facility. The terms of the Credit Facility require the Company to maintain a minimum level of liquidity at all times, which is tested on a monthly basis. As of September 30, 2026, the Company was in compliance with all applicable covenants under the Credit Facility.

In connection with entering into the Credit Facility, the Company incurred debt issuance costs of $0.5 million. As the Credit Facility is a revolving debt arrangement, these costs are presented as an asset in other assets on the condensed consolidated balance sheet, rather than as a direct deduction from the carrying amount of the outstanding borrowings. The deferred costs are amortized on a straight-line basis to interest expense over the term of the Credit Facility, regardless of the amount of borrowings outstanding. As of September 30, 2026, unamortized debt issuance costs of $0.4 million were included in other assets in the condensed consolidated balance sheet.

Convertible Promissory Notes and Debt Extinguishment

On January 9, 2023, the Company entered into a convertible promissory note purchase agreement (the “Note Purchase Agreement”) with L1 Energy Capital Management S.a.r.l in exchange for cash of $50.0 million (“Convertible Promissory Notes”). Outstanding borrowings under the Convertible Promissory Notes bore interest at a rate of 5.00% per year. The principal amount was due at the maturity date of January 9, 2026, and interest was payable semiannually beginning in July 2023.

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

Legal Proceedings

The Company is subject to litigation, claims and legal disputes, including the matter described below, as well as other matters that have arisen in the ordinary course of business, some of which have not been fully resolved. Some litigation or legal disputes may not be covered by insurance. The Company intends to vigorously defend itself with respect to such disputes. The ultimate outcome of any legal proceeding is uncertain. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. During the three and nine months ended September 30, 2026, and 2025, the Company did not record a material loss with respect to any legal claims or other legal matters arising in the ordinary course of business. For matters that are at an early stage, the Company is unable to estimate the reasonably possible loss or range of loss, if any; however, based on information currently available, the Company does not believe that the amount of reasonably possible losses for such matters in excess of amounts accrued would have a material impact on its condensed consolidated financial statements.

Shim v. Tigo Energy, Inc., et al., Case No. 5:26-cv-10888 (N.D. Cal.). On September 24, 2026, a putative class action lawsuit was filed against the Company and certain officers of the Company in the United States District Court for the Northern District of California. The action was brought on behalf of a putative class of persons or entities who purchased or otherwise acquired Tigo securities between February 24, 2026, and August 4, 2026, inclusive (the putative class period). Plaintiff asserts claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, alleging that the defendants made materially false and misleading statements and/or omissions during the alleged putative class period regarding the status and expected financial benefits of a commercial partnership. The case is at the pleading stage, no lead plaintiff or lead counsel has been appointed, and no class has been certified. The Company believes that it has substantial defenses and intends to vigorously defend the matter.

Tariff Contingencies

On February 20, 2026, the United States Supreme Court ruled in Learning Resources, Inc. v. Trump that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid. Following the ruling, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to establish a refund process, and on April 20, 2026, CBP launched an online portal for the submission of IEEPA refund claims. The Company recognizes IEEPA tariff refunds when they are realized or realizable.

During the three months ended September 30, 2026, CBP liquidated entries related to refund claims submitted by the Company. As a result, the Company recognized a receivable of $0.9 million as of September 30, 2026, of which $0.8 million was recognized as a reduction to cost of revenue and $46 thousand was recognized as interest income during the three and nine months ended September 30, 2026. The receivable was collected in October 2026. The Company has submitted additional refund claims, which have not been recognized as of September 30, 2026, as the approval and timing of such refunds remain contingent upon CBP’s review and validation process.

Also on February 20, 2026, the President imposed a temporary import surcharge under Section 122 of the Trade Act of 1974 (“Section 122”), which expired on July 24, 2026. On May 7, 2026, the U.S. Court of International Trade held the Section 122 surcharge invalid. The government has appealed, and the Federal Circuit has stayed the ruling pending appeal. No refund process has been established, and the Company has not recognized a receivable for potential Section 122 refunds. Effective July 24, 2026, the Administration imposed tariffs ranging from 10% to 12.5% under Section 301 of the Trade Act of 1974 on imports from 60 economies. It remains uncertain whether additional tariffs or trade restrictions will be imposed, whether such measures will withstand legal challenge, and whether refunds of duties previously paid will be available.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Indemnification Agreements

From time to time, in its ordinary course of business, the Company may indemnify other parties with which it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from third-party claims or a breach of representation or covenant. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. In addition, the Company believes the likelihood is remote that payments under any indemnification agreements described above will have a material effect on the Company’s condensed consolidated financial statements.

The Company has also indemnified its Directors and Executive Officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a Director or Executive Officer.

The Company believes the current estimated fair value of any obligation from these indemnification agreements is minimal; therefore, these condensed consolidated financial statements do not include a liability for potential indemnification-related obligations at September 30, 2026.

9.
Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

The Company is authorized to issue 10,000,000 shares of preferred stock. As of September 30, 2026, there was no preferred stock outstanding.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance were as follows:

As of September 30, 2026
Stock options issued and outstanding	4,053,555
Restricted stock units and performance stock units unvested and outstanding	5,631,588
Shares available for grant under 2023 Equity Incentive Plan	712,282
Shares available for grant under the Employee Stock Purchase Plan	1,000,000
Total	11,397,425

Registered Direct Offering

In February 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 5,000,000 shares of the Company’s common stock at a purchase price of $3.00 per share, for aggregate gross proceeds of $15.0 million (the “Registered Direct Offering”). Craig-Hallum Capital Group LLC acted as placement agent for the Registered Direct Offering. Under the terms of the engagement, the Company agreed to pay the placement agent a cash fee equal to 4.5% of the gross proceeds from the Registered Direct Offering and to reimburse certain legal and other expenses. Net proceeds from the Registered Direct Offering were $14.0 million after deducting the placement agent fee and other expenses related to the Registered Direct Offering. A portion of the placement agent fees was withheld from the gross proceeds at closing, with the remaining offering costs paid separately by the Company.

At-The-Market Offering Program

In November 2024, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC (the “Sales Agent”), allowing for the sale of common stock with an aggregate gross offering price of up to $14.2 million (the “2024 ATM Program”). Under the ATM Agreement, the Sales Agent sold shares in an “at-the-market” offering under Rule 415(a)(4) of the Securities Act, including sales on Nasdaq or other trading markets, to or through market makers, directly to the Sales Agent as principal or in negotiated transactions at prevailing market prices. Sales under the 2024 ATM Program were subject to a maximum commission of up to 3.0% of the gross proceeds per share sold through the Sales Agent.

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Under the 2024 ATM Program, the Company sold 8,325,504 shares of the Company’s common stock for gross proceeds of $14.2 million and net proceeds of $13.8 million, after deducting Sales Agent commissions and other expenses related to the 2024 ATM Program. As of October 2025, the 2024 ATM Program was fully utilized, and there are no additional shares available for issuance under the program. During the three months ended September 30, 2025, the Company sold 6,485,219 shares under the 2024 ATM Program and recognized gross and net proceeds of $10.9 million and $10.7 million, respectively. During the nine months ended September 30, 2025, the Company sold 7,472,428 shares under the 2024 ATM Program for gross proceeds of $12.0 million and net proceeds of $11.7 million, after deducting Sales Agent commissions and other expenses.

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

Under the 2018 Plan, the Board of Directors may grant incentive stock options or non-qualified stock options. Incentive stock options may only be granted to Company employees. The 2018 Plan expired in May 2023 and all award issuance therefore ceased. The exercise price of incentive stock options and non-qualified stock options cannot be less than 100% of the fair value per share of the Company’s common stock on the grant date. If an individual owns more than 10% of the Company’s outstanding capital stock, the exercise price of each share incentive stock option will be at least 110% of the fair value. Fair value was determined by the Board of Directors. Options generally vest over a four-year period with a one-year cliff. The option term is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the Company’s capital stock and no longer than 10 years for all other options. The Company has a repurchase option on unvested restricted stock exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The Company’s repurchase right lapses in accordance with the vesting terms. Options outstanding under the 2018 Plan will remain outstanding until they are exercised, canceled or expired.

In May 2023, the Company adopted the 2023 Equity Incentive Plan (“2023 Plan”) under which the Company may issue stock options to purchase shares of common stock, award restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), dividend equivalents, stock appreciation rights and other stock-based or cash-based awards to employees, Directors and consultants.

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

Collectively, the 2008 Stock Plan, 2018 Stock Plan and the 2023 Equity Incentive Plan are referred to as the “Plans.”

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. For PSUs with performance conditions, fair value is based on the closing market price of the Company’s common stock on the grant date, and compensation expense is recognized over the requisite service period when achievement of the performance goals is considered probable. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. For PSUs with a market condition, the Company estimates grant-date fair value using a Monte Carlo simulation model and recognizes compensation expense on a straight-line basis over the

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

requisite service period, regardless of whether the market condition is ultimately satisfied. Compensation expense for these awards is reversed only if the required service is not rendered.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$21	$19	$70	$58
Research and development	148	224	474	666
Sales and marketing	373	591	1,368	1,795
General and administrative	694	1,072	2,311	3,263
Total stock-based compensation expense	$1,236	$1,906	$4,223	$5,782

Stock Options

The following table summarizes stock option activity for the Plans for the nine months ended September 30, 2026:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in 000’s)
Outstanding at December 31, 2025	4,707,635	$1.58	6.61
Exercised	(506,893)	$0.91
Forfeited/expired	(147,187)	$2.21
Outstanding at September 30, 2026	4,053,555	$1.64	6.36	$221
Vested and expected to vest at September 30, 2026	4,053,555	$1.64	6.36	$221
Exercisable at September 30, 2026	2,930,259	$1.68	5.75	$220

As of September 30, 2026, the total unrecognized compensation expense related to unvested stock option awards was $2.1 million, which the Company expects to recognize over a weighted-average period of 1.3 years. There were no options granted during the three and nine months ended September 30, 2026.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options was determined using the methods and assumptions discussed below.

•
The expected term of employee options with service-based vesting is determined using the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of non-employee options is equal to the contractual term.
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

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units

The following table summarizes RSU activity for the Plans for the nine months ended September 30, 2026:

	Number of shares	Weighted average grant date fair value per share
Unvested at December 31, 2025	3,530,813	$2.08
Granted	1,911,870	$1.58
Vested	(1,736,870)	$2.52
Forfeited/expired	(238,790)	$2.38
Unvested at September 30, 2026	3,467,023	$1.56

As of September 30, 2026, the total unrecognized compensation expense related to unvested RSUs was $4.9 million, which the Company expects to recognize over a weighted-average period of 2.1 years.

Performance Stock Units

Performance-condition PSUs. The PSUs vest over a three-year period, which began on January 1, 2025, with one-third of the award eligible to vest at the end of each fiscal year through December 31, 2027, based on the Company’s level of achievement of certain performance-based criteria tied to annual net revenue and adjusted EBITDA targets. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. The PSUs were valued using the market value of the Company’s common stock at the closing market price on the grant date.

Market-condition PSUs. On August 7, 2026, the Compensation Committee approved a grant of PSUs (the “2026 TSR PSUs”) to executive officers and certain employees under the 2023 Plan. The number of shares earned is based on the Company’s total shareholder return (“TSR”) relative to a comparator group of 14 companies over a performance period beginning on the grant date and ending on May 25, 2029. Participants may earn between 0% and 200% of the target number of units in accordance with the terms established at the date of grant; however, if the Company’s absolute TSR is negative, the payout may not exceed 100% of target. Earned units vest following the Compensation Committee’s certification of results, subject to continued service through the end of the performance period, and are settled in shares of common stock. The grant-date fair value of the 2026 TSR PSUs was estimated using a Monte Carlo simulation model, which considers the closing price of the Company’s common stock on the grant date and simulates the Company’s and the comparator group’s total shareholder return over the performance period to estimate the probable outcome of the market condition. The key assumptions used were as follows:

2026 TSR PSUs
Risk-free interest rate	4.2%
Expected volatility	100.3%
Expected dividend yield	—%
Expected term (in years)	2.8
Grant-date fair value per unit	$1.97

The following table summarizes PSU activity for the Plans for the nine months ended September 30, 2026:

	Number of shares	Weighted average grant date fair value per share
Unvested at December 31, 2025	1,760,048	$1.58
Adjustment to conform prior period presentation to target units(1)	(586,683)	$1.58
Granted(2)	495,600	$1.97
Vested(3)	(432,851)	$1.58
Forfeited	(153,832)	$1.58
Unvested at September 30, 2026	1,082,282	$1.76

(1)
As of June 30, 2026, the Company changed its presentation of unvested performance-condition PSUs in the table above from the maximum number of shares issuable under the award agreements to the target number of shares specified in those agreements. This change had no effect on compensation expense recognized, diluted earnings per share or the number of shares reserved for issuance under the Plans. Performance-condition PSUs are presented at the target number of shares

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

specified in the award agreements. Compensation expense is recognized based on the number of units deemed probable of vesting, which may differ from the target, maximum or actual number of units ultimately earned upon final certification. As of September 30, 2026, the maximum number of shares that could be earned under outstanding PSU grants was 1,173,365 shares for performance-condition PSUs and 991,200 shares for the 2026 TSR PSUs, or 2,164,565 shares in total.
(2)
Represents the 2026 TSR PSUs granted on August 7, 2026, presented at the target number of units. The grant-date fair value of $1.97 per unit was determined using a Monte Carlo simulation model and reflects the effect of the market condition.
(3)
Represents performance-condition PSUs granted for the 2025 performance period for which the Compensation Committee certified achievement of the applicable 2025 net revenue and adjusted EBITDA performance conditions on March 17, 2026. The service condition for this tranche was satisfied and vested as of December 31, 2025, and the common stock associated with the PSUs was issued in March 2026.

As of September 30, 2026, total unrecognized compensation expense related to PSUs with performance conditions that were deemed probable to vest, and to PSUs with market conditions, was $0.9 million, which the Company expects to recognize over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

In March 2026, the Company’s Board of Directors adopted the Tigo Energy, Inc. Employee Stock Purchase Plan (the “ESPP”), and the Company’s stockholders approved the ESPP on May 19, 2026. The ESPP authorizes the issuance of up to 1,000,000 shares of common stock.

As of September 30, 2026, the Company had not commenced any offering periods under the ESPP and no shares had been purchased or issued pursuant to the ESPP. Accordingly, no stock-based compensation expense related to the ESPP was recognized during the three and nine months ended September 30, 2026.

11.
Leases

As a lessee, the Company currently leases office space and vehicles in the United States, Italy, Israel, China, the Philippines and Thailand. All of the Company’s leases are classified as operating leases. The Company has no leases classified as finance or sales-type leases. For leases with terms greater than 12 months, the Company records the related assets and obligations at the present value of lease payments over the term. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the Company’s determination of lease payments.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The majority of the Company’s leases have remaining lease terms of less than one year to six years, some of which include options to extend the leases for up to eight years, and some of which include options to terminate the leases within one year.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease costs	$268	$294	$799	$806
Variable lease costs	60	77	163	335
Total lease cost	$328	$371	$962	$1,141

Other information related to leases was as follows:

	Nine Months Ended September 30,
Supplemental Cash Flow Information (in thousands)	2026	2025
Operating lease right of use assets obtained in exchange for operating lease liabilities	$203	$1,668
Cash paid for amounts included in the measurement of lease liabilities	$808	$627

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	2.5	3.0
Weighted-average discount rate	6.7%	6.6%

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future maturities of lease liabilities were as follows as of September 30, 2026:

(in thousands)	Operating Leases
Remainder of 2026	$270
2027	1,008
2028	726
2029	415
2030	14
Thereafter	21
Total future minimum lease payments	2,454
Less: imputed interest	221
Present value of lease liabilities	$2,233

12.
Goodwill and Intangible Assets

As of September 30, 2026, and December 31, 2025, the Company had a goodwill balance of $12.2 million. The goodwill balance is related to the acquisition of Tigo Energy AI Ltd (f/k/a Foresight Energy, Ltd. (“fSight”)).

The Company’s intangible assets by major asset class are as follows:

	September 30, 2026
(in thousands, except for useful life amounts)	Weighted-Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(262)	$188
Customer relationships	10.0	170	(62)	108
Developed technology	10.0	1,820	(667)	1,153
Total intangible assets		$2,440	$(991)	$1,449

	December 31, 2025
(in thousands, except for useful life amounts)	Weighted-Average Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value
Amortizing:
Patents	6.7	$450	$(208)	$242
Customer relationships	10.0	170	(50)	120
Developed technology	10.0	1,820	(530)	1,290
Total intangible assets		$2,440	$(788)	$1,652

The Company recognized amortization expense related to intangible assets of $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively. The Company recognized amortization expense related to intangible assets of $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, estimated future amortization expense related to intangible assets is as follows:

(in thousands)	Amount
Remainder of 2026	$68
2027	262
2028	260
2029	227
2030	202
Thereafter	430
Total	$1,449

13.
Income Taxes

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future

Tigo Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

realization of deferred tax assets. As of June 30, 2026, the Company determined there is sufficient positive evidence that it is more likely than not that the net deferred tax assets of Tigo Energy AI Ltd., an Israeli subsidiary, will be realized, and accordingly released the full valuation allowance previously recorded against those assets. This release was driven by a change to the Company’s intercompany operating model that provides the subsidiary a consistent operating margin, and therefore consistent future taxable income, regardless of the Company’s consolidated results.

The Company recorded an income tax benefit of $0.3 million and $3.7 million for the three and nine months ended September 30, 2026, respectively. The income tax benefits for the three and nine months ended September 30, 2026, were primarily related to the release of the valuation allowance discussed above, and to the application of the Company’s estimated annual effective tax rate to losses at its foreign subsidiaries.

The Company recorded a discrete tax expense for the three and nine months ended September 30, 2025, of $0.2 million and $0.7 million, respectively. The discrete tax expense recorded during the three and nine months ended September 30, 2025, included a $0.3 million related to the settlement of a foreign tax examination. During the nine months ended September 30, 2025, the Italian tax authority initiated a tax examination of the Company’s Italian operations. As of September 30, 2025, the tax examination was closed and the settlement liability was approximately $0.3 million.

The Company’s effective tax rates for the three and nine months ended September 30, 2026, and 2025, differ from the federal statutory rate of 21% principally as a result of the above-mentioned release of the valuation allowance in the three and nine months ended September 30, 2026, compared with the valuation allowances maintained against the Company’s deferred tax assets in the three and nine months ended September 30, 2025.

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

The consideration consisted of $15.0 million, which was paid upon the Initial Closing Date of the patent purchase agreement. An additional holdback was payable after the Initial Closing Date, which was contingent on the Company satisfying certain conditions. On May 14, 2026, the Company satisfied the conditions specified in the patent purchase agreement and received a payment of $2.8 million. Net proceeds to the Company from the holdback payment were $0.4 million, net of transaction costs.

The Company accounted for the sale of the Assigned Patents as a sale of nonfinancial assets under ASC Topic 610-20, “Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets” (“ASC Topic 610-20”). The patents transferred under the patent purchase agreement were not recognized as separate intangible assets as the Company retains perpetual, royalty-free, non-exclusive rights to continue using the underlying technology. As a result, no intangible assets were derecognized, and the Company’s developed technology and patent intangible assets will continue to be amortized over their originally established useful lives. At the Initial Closing Date, the Company recognized a gain of $14.6 million, which is the consideration paid at the Initial Closing Date, net of transaction costs. The Company recognized a gain of $0.4 million during the nine months ended September 30, 2026, in connection with receipt of this holdback payment, which is included in gain on sale of intangible assets in the condensed consolidated statements of operations and comprehensive income (loss).

Additionally, seller-retained royalties under the patent purchase agreement, which entitle the Company to receive up to $5.0 million of future license proceeds, represent contingent income and will be recognized in other income, net in the condensed consolidated statements of operations and comprehensive income (loss) only when realized. As of September 30, 2026, the Company had collected $0.8 million in seller-retained royalties.

15.
Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

In October 2026, the Company collected the $0.9 million IEEPA tariff refund receivable recognized as of September 30, 2026. See Note 8, “Commitments and Contingencies,” for additional information.

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

Overview

Our mission is to deliver smart systems solutions, combining hardware and software, which enhance safety, increase energy yield and lower operating costs of residential, commercial and utility-scale solar systems. We believe we are a worldwide leader in the development and delivery of products and solutions that are flexible and dependable, increase the energy generation of solar energy systems and address the need for change. We primarily offer products and services through distributors and solar installers. We have a worldwide footprint with product installations in over 100 countries and on all seven continents.

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

Revolving Credit Facility. On March 31, 2026, we entered into a revolving credit facility (“Credit Facility”) with Wells Fargo Bank, National Association that provides for up to $10.0 million of borrowing capacity, subject to a borrowing base based on eligible accounts receivable and eligible inventory. The Credit Facility matures on March 31, 2029. As of September 30, 2026, $2.5 million was outstanding under the Credit Facility, and we were in compliance with all applicable covenants. For more information, see Note 7, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Factors that May Influence Future Results of Operations

Our financial results of operations may not be comparable from period to period due to several factors. Key factors affecting our results of operations are summarized below.

Patent Sale. As disclosed in the Company’s 2025 Annual Report, on December 16, 2025, we entered into a patent purchase agreement involving the sale of certain patent rights. We received $15.0 million at the initial closing. On May 14, 2026, we satisfied the specified conditions required to release the holdback payment and received additional consideration of $2.8 million, for total consideration received under the patent purchase agreement of $17.8 million. Net proceeds from the holdback payment were approximately $0.4 million after the repayment of expenses. We recognized a gain of approximately $0.4 million during the nine months ended September 30, 2026. Additionally, seller-retained royalties under the patent purchase agreement, which entitle us to receive up to $5.0 million of future license proceeds, represent contingent income and will be recognized in other income, net when and if earned. As of September 30, 2026, we had collected $0.8 million in seller-retained royalties. For more information, see Note 14, “Patent Sale” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Trade Tariffs. It is uncertain what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the solar industry and our customers. U.S. net revenue represented 16.7% of our total net revenue for the nine months ended September 30, 2026. Substantially all of our MLPE products, which represented 71.6% of U.S. net revenues during the nine months ended September 30, 2026, were manufactured in Thailand. Our GO Energy Storage Systems (“GO ESS”) products represented 27.1% of U.S. net revenues during the nine months ended September 30, 2026. Beginning in October 2025, we transitioned production of our GO ESS products for the U.S. market from China to Vietnam. As of September 30, 2026, we were subject to tariffs on all products imported into the United States from the countries in which we manufacture our products. During the three months ended September 30, 2026, we incurred $0.4 million in tariff-related costs, compared to $0.7 million during the same period in 2025. During the nine months ended September 30, 2026, we incurred $1.9 million in tariff-related costs, compared to $1.0 million during the same period in 2025. These amounts exclude the effect of the IEEPA tariff refunds described below.

On February 20, 2026, the United States Supreme Court issued a decision invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). On April 20, 2026, U.S. Customs and Border Protection (“CBP”) launched an online portal through which companies may submit refund requests for eligible IEEPA tariffs. During the three months ended September 30, 2026, the CBP approved certain entries we had submitted for IEEPA refund claims for which we recognized a receivable of $0.9 million for the related refunds and interest, of which $0.8 million was recognized as a reduction to cost of revenue and $46 thousand was recognized as interest income. We collected the receivable in October 2026. As of September 30, 2026, we had submitted additional refund claims for tariffs previously paid. Because the approval and timing of such refunds remain contingent upon CBP’s review and liquidation of the related entries, we have not recognized these amounts as of September 30, 2026, and will not recognize them until they are realized or realizable.

Following the Supreme Court’s decision, a temporary import surcharge under Section 122 of the Trade Act of 1974 (“Section 122”) was in effect from February 24, 2026, until its expiration on July 24, 2026. The legality of the Section 122 surcharge remains subject to appeal, no refund process has been established, and we have not recognized a receivable for any potential Section 122 refunds. Effective July 24, 2026, tariffs of 10% to 12.5% were imposed under Section 301 of the Trade Act of 1974 on imports from 60 economies, including a 12.5% tariff on imports from Thailand and Vietnam.

While we are actively evaluating alternative sourcing strategies, the global supply chain for key hardware components necessary to manufacture our products remains concentrated in regions affected by these trade measures, and identifying qualified suppliers outside of these regions with sufficient capacity and technical expertise remains challenging.

Any escalation in trade tensions, new or expanded tariffs or broader geopolitical instability could impact our sourcing flexibility, product pricing, cost structure and/or customer demand for our product lines. These factors, combined with potential economic softening, could lead to elevated inventory levels and reduced leverage in supplier pricing negotiations. Any of these outcomes could negatively affect our operations, financial performance and cash flows.

Managing Supply Chain. We rely on contract manufacturers and suppliers to produce our components, with a significant portion of our supply chain originating in Thailand and China. In October 2025, we began manufacturing a mix of our GO ESS products in Vietnam. Our ability to grow depends, in part, on the ability of our contract manufacturers and suppliers to provide high-quality services and deliver components and finished products on time and at reasonable costs. While we have diversified our supply chain, some of our suppliers and contract manufacturers are sole-source suppliers. Our concentration of suppliers could lead to supply shortages, long lead times for components and supply changes. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, as a result of new or existing tariffs, trade restrictions, retaliatory actions or otherwise, it could delay the manufacturing and delivery of our products, which would adversely impact our cash flows and results of operations, including revenue and gross margin. In addition, in a slowing economic environment in the U.S. and worldwide, our inventory levels may continue to increase due to existing purchase commitments and our ability to negotiate volume pricing discounts may be impaired.

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

Production activities commenced in 2026 through a U.S.-based contract manufacturer for certain components used in products supplied under the EG4 arrangement, and we recognized net revenue of $0.8 million and $1.9 million from shipments to EG4 for the three and nine months ended September 30, 2026, respectively. Delays in EG4’s go-to-market launch of its optimized inverter products have resulted in a slower ramp of shipments under the arrangement. Because EG4, rather than the Company, is expected to claim any available AMPTC, the timing of any amounts we may receive under the amended agreement depends in part on the timing of EG4’s launch and is uncertain. During the nine months ended September 30, 2026, we did not recognize any benefit related to the AMPTC under Section 45X of the Code. There can be no assurance that EG4 will qualify for, receive, monetize or retain any AMPTC, that any products manufactured using our components will satisfy applicable requirements, or that we will receive any amounts under the amended agreement, including as to the timing or amount of any such payments. Changes in the law, additional guidance, FEOC-related restrictions, sourcing requirements, documentation requirements or interpretations of Section 45X of the Code could affect the expected economics of our agreement with EG4, our sourcing strategy and our customers’ eligibility for tax credits, which may affect their purchasing decisions and demand for our products.

Macroeconomic and Market Conditions. The global macroeconomic and market uncertainty has adversely impacted the U.S. and global economies and may continue to do so. As our global footprint expands, we are increasingly exposed to the effects of this evolving environment, including inflation and input-cost pressures, interest rate levels and volatility, tariffs and changes in trade policy, foreign currency fluctuations, potential economic slowdowns or recessions, geopolitical tensions and regulatory changes stemming from current and future trade policies. A tighter credit environment could adversely affect installer and end-customer demand, increase price sensitivity and lead to greater price competition for our products. In addition, several European countries, including Germany, Belgium, Italy, the Netherlands and the United Kingdom, have adopted reductions in or ended their net energy metering tariffs or feed-in tariff programs. Certain countries have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for solar energy solutions in Europe, which could adversely impact our results of operations. Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, have adversely affected, and could continue to adversely affect, our business, results of operations and financial condition.

Expansion of Sales, Customers and Product Offerings. Our ability to grow revenue, in part, depends on expanding both our product and service offerings and our customer base. We primarily acquire new customers through collaboration with industry partners and distributors, and while we expect near-term revenue to remain concentrated among existing customers, we plan to expand our presence in the residential markets in the U.S. and EMEA. While the majority of our North American revenue is currently generated from commercial and industrial markets, we are actively working to grow our presence in the U.S. residential market through offerings with residential solar providers. Internationally, we continue to evaluate and invest in new market opportunities, particularly in the EMEA region, where we offer our residential solutions in Italy and Germany, and in October 2026, we announced plans to expand our GO ESS offering to the Czech Republic.

Additionally, we have made, and plan to continue to make, substantial investments in research and development initiatives to support new product introductions. Although a significant portion of our revenue is derived from our MLPE products, we are continuing to develop and promote additional offerings such as our GO ESS product line and Predict+ service, which we believe will help contribute to long-term revenue growth. We believe that our entry into new markets will facilitate revenue growth and customer diversification; however, we cannot assure you that we will be able to enter into new markets or expand our product offerings in new and existing markets on the timelines that we expect or at all due to the risks and uncertainties related to such expansion discussed in Part I, Item 1A, “Risk Factors” in our 2025 Annual Report.

Key Operating and Financial Metrics

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe the operating and financial metrics presented are useful in evaluating our operating performance, as they are similar to measures used by our public competitors and are regularly used by securities analysts, institutional investors and other interested parties in analyzing operating performance and prospects.

The following table sets forth these metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net revenue	$24,039	$30,613	$74,642	$73,507
Gross profit	$11,097	$13,061	$31,887	$30,997
Gross margin	46.2%	42.7%	42.7%	42.2%
(Loss) income from operations	$(77)	$649	$(4,167)	$(4,832)
Net income (loss)	$361	$(2,166)	$785	$(13,597)

Gross Profit and Gross Margin

We define gross profit as total net revenue less cost of revenue, and define gross margin, expressed as a percentage, as the ratio of gross profit to net revenue. Gross profit and margin can be used to understand our financial performance and efficiency and allow investors to evaluate our pricing strategy and compare it against competitors. We use these metrics to make strategic decisions identifying areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward.

Key Components and Comparison of Results of Operations

Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Net revenue	$24,039	$30,613	$(6,574)	(21.5)%	$74,642	$73,507	$1,135	1.5%

Three months ended September 30, 2026, and 2025

Net revenue decreased by $6.6 million or 21.5% for the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily driven by decreases of $4.7 million or 17.4% and $1.8 million or 58.6% in net revenue from our MLPE and GO ESS product lines, respectively, reflecting lower demand in the Americas and EMEA regions, partially offset by growth in the APAC region. Net revenue also decreased due to a $0.3 million decrease in royalty revenue, as royalty income is now recognized in other income, net following the sale of certain patent rights in December 2025. For more information on the royalty revenue transition to other income, net, see Note 14, “Patent Sale” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nine months ended September 30, 2026, and 2025

Net revenue increased by $1.1 million or 1.5% for the nine months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily driven by a $2.2 million or 3.4% increase in net revenue from our MLPE product line, reflecting growth in the EMEA and APAC regions during the first half of 2026, partially offset by lower demand in the Americas region and the decline in the third quarter discussed above. Net revenue from our GO ESS product line was relatively flat compared to the same period in 2025. The increase was partially offset by a $1.5 million decrease in royalty revenue, reflecting the royalty revenue shift to other income, net discussed above.

Please see the section below for a discussion of the factors influencing the fluctuations in net revenue for each geographic region.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
EMEA	$18,384	$21,569	$(3,185)	(14.8)%	$54,472	$51,380	$3,092	6.0%
Americas	3,962	7,961	(3,999)	(50.2)%	13,516	17,275	(3,759)	(21.8)%
APAC	1,693	1,083	610	56.3%	6,654	4,852	1,802	37.1%
Total net revenue	$24,039	$30,613	$(6,574)	(21.5)%	$74,642	$73,507	$1,135	1.5%

Three months ended September 30, 2026, and 2025

•
EMEA - Net revenue for the EMEA region decreased by $3.2 million or 14.8% for the three months ended September 30, 2026, as compared to the same period in 2025, primarily driven by decreases of $2.6 million and $0.7 million in net revenue from our MLPE and GO ESS product lines, respectively. The decrease reflects continued softness in European residential solar markets as they adjust to a reduced subsidy environment, with lower demand for our MLPE products in Italy, the United Kingdom and the Czech Republic. The decrease in GO ESS net revenue primarily reflects lower shipments in Italy, as the ramp of our GO ESS products progressed more gradually than anticipated. These decreases were partially offset by higher demand for our MLPE products in Spain and Poland.
•
Americas - Net revenue for the Americas region decreased by $4.0 million or 50.2% for the three months ended September 30, 2026, as compared to the same period in 2025, primarily driven by decreases of $2.6 million and $1.1 million in net revenue from our MLPE and GO ESS product lines, respectively. The decrease was primarily due to lower demand in the United States following the expiration of the Section 25D residential clean energy tax credit at the end of 2025, and a $0.3 million decrease in royalty revenue, reflecting the royalty revenue shift to other income, net, discussed above. The decrease was partially offset by $0.8 million of net revenue from shipments to our United States optimized inverter partner.
•
APAC - Net revenue for the APAC region increased by $0.6 million or 56.3% for the three months ended September 30, 2026, as compared to the same period in 2025, primarily attributable to an increase of $0.6 million in net revenue from our MLPE product line, driven by stronger demand in Australia.

Nine months ended September 30, 2026, and 2025

•
EMEA - Net revenue for the EMEA region increased by $3.1 million or 6.0% for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily driven by increases of $2.3 million and $0.4 million in net revenue from our MLPE and GO ESS product lines, respectively. The increase reflects higher demand for our MLPE products in Spain and Poland, in addition to the sale of $3.5 million of GO ESS product to a customer in Italy. These increases were partially offset by lower MLPE net revenue in the United Kingdom and the Netherlands. Growth in the region was concentrated in the first half of 2026 and was partially offset by the decrease in net revenue for the three months ended September 30, 2026, driven by lower demand in Italy, the United Kingdom and the Czech Republic, as discussed above.
•
Americas - Net revenue for the Americas region decreased by $3.8 million or 21.8% for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily driven by decreases of $1.9 million and $0.4 million in net revenue from our MLPE and GO ESS product lines, respectively. This was primarily due to lower demand in the United States following the expiration of the Section 25D residential clean energy tax credit at the end of 2025, and a $1.5 million decrease in royalty revenue, reflecting the royalty revenue shift to other income, net, discussed above. The decrease was partially offset by $1.9 million of net revenue from shipments to our United States optimized inverter partner.
•
APAC - Net revenue for the APAC region increased by $1.8 million or 37.1% for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily attributable to an increase of $1.8 million in net revenue from our MLPE product line, driven by stronger demand in Australia.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Cost of revenue	$12,942	$17,552	$(4,610)	(26.3)%	$42,755	$42,510	$245	0.6%
Gross profit	$11,097	$13,061	$(1,964)	(15.0)%	$31,887	$30,997	$890	2.9%
Gross margin	46.2%	42.7%			42.7%	42.2%

Three months ended September 30, 2026, and 2025

Cost of revenue decreased by $4.6 million or 26.3% and gross profit decreased by $2.0 million or 15.0% for the three months ended September 30, 2026, as compared to the same period in 2025. The decrease in cost of revenue was primarily driven by a 21.5% decrease in net revenue for the three months ended September 30, 2026, compared to the same period in 2025. In addition to lower net revenue, cost of revenue decreased due to $0.8 million from refunds of previously paid tariffs imposed under the IEEPA and a $0.3 million decrease in customs and freight expense compared to the same period in 2025. These decreases were partially offset by a $2.5 million decrease in favorable excess and obsolete inventory and scrap adjustments, as the three months ended September 30, 2025 included sales of GO ESS inventory that had been reserved in the second half of 2024.

Gross margin increased by 3.5 percentage points for the three months ended September 30, 2026, as compared to the same period in 2025, which was primarily driven by the IEEPA tariff refund discussed above.

Nine months ended September 30, 2026, and 2025

Cost of revenue increased by $0.2 million or 0.6% and gross profit increased by $0.9 million or 2.9% for the nine months ended September 30, 2026, as compared to the same period in 2025, which was primarily driven by a 1.5% increase in net revenue for the nine months ended September 30, 2026, as compared to the same period in 2025. In addition to higher net revenue, cost of revenue increased due to a $2.9 million decrease in favorable excess and obsolete inventory and scrap adjustments and a $0.9 million increase in customs and freight expense compared to the same period in 2025. These increases were partially offset by a $2.6 million decrease in warranty expense primarily due to lower estimated return rates and changes in shipping cost estimates and to the $0.8 million IEEPA tariff refund discussed above.

Gross margin increased by 0.5 percentage points for the nine months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily attributable to the decrease in warranty expense and the IEEPA tariff refund, partially offset by less favorable excess and obsolete inventory and scrap adjustments and higher customs and freight expense.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Research and development	$2,201	$2,501	$(300)	(12.0)%	$7,352	$6,932	$420	6.1%
Percentage of net revenue	9.2%	8.2%			9.8%	9.4%

Three months ended September 30, 2026, and 2025

Research and development expense decreased by $0.3 million or 12.0% for the three months ended September 30, 2026, as compared to the same period in 2025.

Nine months ended September 30, 2026, and 2025

Research and development expense increased by $0.4 million or 6.1% for the nine months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily attributable to a $0.5 million increase in payroll costs, driven by annual compensation adjustments, partially offset by a $0.3 million decrease in bonus and stock-based compensation expense.

The amount of research and development expense may fluctuate from period to period due to differing levels and stages of development activity.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Sales and marketing	$3,917	$4,515	$(598)	(13.2)%	$12,445	$12,843	$(398)	(3.1)%
Percentage of net revenue	16.3%	14.7%			16.7%	17.5%

Three months ended September 30, 2026, and 2025

Sales and marketing expense decreased by $0.6 million or 13.2% for the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily attributable to a $0.4 million decrease in bonus and stock-based compensation expense, due to no bonus accrual for fiscal 2026 and a reduction in stock-based compensation expense resulting from revised estimates of the expected achievement of performance conditions on our performance stock units, and to a $0.3 million decrease in commissions expense. These decreases were partially offset by a $0.2 million increase in payroll costs, driven by increased headcount.

Nine months ended September 30, 2026, and 2025

Sales and marketing expense decreased by $0.4 million or 3.1% for the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily attributable to a $0.8 million decrease in bonus and stock-based compensation expense, due to no bonus accrual for fiscal 2026 and a reduction in stock-based compensation expense resulting from revised estimates of the expected achievement of performance conditions on our performance stock units, in addition to a $0.4 million decrease in commissions expense. These decreases were partially offset by a $0.7 million increase in payroll costs, driven by increased headcount.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
General and administrative	$5,056	$5,396	$(340)	(6.3)%	$16,257	$16,054	$203	1.3%
Percentage of net revenue	21.0%	17.6%			21.8%	21.8%

Three months ended September 30, 2026, and 2025

General and administrative expense decreased by $0.3 million or 6.3% for the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily attributable to a $1.0 million decrease in bonus and stock-based compensation expense, due to no bonus accrual for fiscal 2026 and a reduction in stock-based compensation expense resulting from revised estimates of the expected achievement of performance conditions on our performance stock units, and a $0.4 million decrease in audit and tax fees. These decreases were partially offset by a $0.4 million increase in insurance expense, primarily associated with higher general liability insurance rates, and a $0.4 million increase in bad debt expense, primarily related to a customer in Italy that applied for a court-supervised debt restructuring on September 30, 2026.

Nine months ended September 30, 2026, and 2025

General and administrative expense increased by $0.2 million or 1.3% for the nine months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily attributable to a $1.6 million increase in bad debt expense related to customer credit deterioration, including a customer bankruptcy in the first quarter of 2026 and a customer in Italy that applied for a court-supervised debt restructuring on September 30, 2026, and a $1.0 million increase in insurance expense, primarily associated with higher general liability insurance rates. These increases were partially offset by a $2.2 million decrease in bonus and stock-based compensation expense, due to no bonus accrual for fiscal 2026 and a reduction in stock-based compensation expense resulting from revised estimates of the expected achievement of performance conditions on our performance stock units.

Other (Income) Expenses, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Interest expense	$101	$2,861	$(2,760)	(96.5)%	$128	$8,600	$(8,472)	(98.5)%
Gain on sale of intangible assets	—	—	—	NM	(355)	—	(355)	NM
Other income, net	(233)	(276)	43	(15.6)%	(1,061)	(519)	(542)	104.4%
Total other (income) expenses, net	$(132)	$2,585	$(2,717)	NM	$(1,288)	$8,081	$(9,369)	NM

Three months ended September 30, 2026, and 2025

Interest expense decreased by $2.8 million or 96.5% for the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily driven by the extinguishment of the Convertible Promissory Notes in December 2025, resulting in no related interest expense during the three months ended September 30, 2026. Interest expense for the three months ended September 30, 2026, primarily relates to borrowings and the amortization of debt issuance costs under the Credit Facility.

Other income, net decreased by a de minimis amount for the three months ended September 30, 2026, as compared to the same period in 2025.

Nine months ended September 30, 2026, and 2025

Interest expense decreased by $8.5 million or 98.5% for the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily driven by the extinguishment of the Convertible Promissory Notes in December 2025, resulting in no related interest expense during the nine months ended September 30, 2026. Interest expense for the nine months ended September 30, 2026, primarily relates to borrowings and the amortization of debt issuance costs under the Credit Facility.

Gain on sale of intangible assets of $0.4 million was recorded during the nine months ended September 30, 2026, as a result of the sale of certain patents to a third party, as discussed above under “Key Factors that May Influence Future Results of Operations.”

Other income, net increased by $0.5 million or 104.4% for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to the royalty revenue shift to other income, net discussed above, partially offset by a $0.5 million decrease in interest income because we did not hold marketable securities during 2026.

Income Tax (Benefit) Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Income tax (benefit) expense	$(306)	$230	$(536)	NM	$(3,664)	$684	$(4,348)	NM

Three and nine months ended September 30, 2026, and 2025

We recorded an income tax benefit of $0.3 million and $3.7 million for the three and nine months ended September 30, 2026, respectively. The benefits for the three and nine months ended September 30, 2026, were primarily related to the valuation allowance release resulting from a change to the intercompany operating model of the affected foreign subsidiary, and to the application of our estimated annual effective tax rate to losses at our foreign subsidiaries. We recorded income tax expense of $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, primarily related to settlement of a foreign tax examination. For more information, see Note 13, “Income Taxes” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $16.8 million, availability under our revolving credit facility and total working capital, which we define as current assets less current liabilities, of $36.0 million. Our principal uses of cash are for funding our operations, capital expenditures, other working capital requirements and other investments. On February 24, 2026, we closed the Registered Direct Offering, resulting in gross proceeds of $15.0 million and net proceeds of approximately $14.0 million after deducting placement agent fees and offering expenses. We believe that our existing cash and cash equivalents, our expected cash flows from operations, the proceeds received from the Registered Direct Offering and our available borrowing capacity under the Credit Facility will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

Revolving Credit Facility. In March 2026, we entered into the Credit Facility with Wells Fargo which provides for borrowings of up to $10.0 million, subject to borrowing base. As of September 30, 2026, $2.5 million was outstanding under the Credit Facility, and we were in compliance with all applicable covenants. For more information, see Note 7, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Leases. We have entered into various operating leases, primarily for our facilities, which include non-cancelable lease periods and certain renewal and termination options. Our facility lease agreements have contractual expiration dates through 2032, with our most significant leases relating to our facilities in Los Gatos, California, entered into during the second quarter of 2025, and Ra’anana, Israel, entered into during the first quarter of 2023. As of September 30, 2026, we had total lease obligations of $2.2 million recorded on our condensed consolidated balance sheets. For more information, see Note 11, “Leases” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows. The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(8,300)	$8,674
Net cash provided by (used in) investing activities	2,150	(7,434)
Net cash provided by financing activities	15,233	11,482
Net increase in cash and cash equivalents	$9,083	$12,722

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

Cash Flows (Used in) Provided by Operating Activities

Cash flows from operating activities consisted of net income (loss) adjusted for certain non-cash reconciling items, such as non-cash interest expense, stock-based compensation expense, provision to write down inventories to net realizable value, depreciation and amortization, non-cash lease expense, gain on sale and payment of transaction costs related to the sale of intangible assets, deferred income tax benefit and changes in our operating assets and liabilities. Cash provided by operating activities decreased by $17.0 million to cash used in operating activities during the nine months ended September 30, 2026, as compared to the same period in 2025.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $2.2 million for the nine months ended September 30, 2026, primarily attributable to proceeds from the sale of intangible assets as a result of our satisfaction of the conditions specified in the patent purchase agreement and receipt of an additional holdback payment in May 2026, and was partially offset by the purchase of property and equipment. Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2025, primarily attributable to the purchase of marketable securities, partially offset by proceeds received from the sale and maturities of marketable securities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased by $3.8 million during the nine months ended September 30, 2026, as compared to the same period in 2025, which was primarily attributable to the proceeds from the issuance of common stock in the Registered Direct Offering and proceeds from borrowings under the Credit Facility, as compared to proceeds from sales of common stock under our at-the-market offering program in the same period in 2025. This is partially offset due to payments of tax withholdings of restricted and performance stock awards, payment of debt issuance costs on the Credit Facility and payment of expenses associated with the Registered Direct Offering.

Contractual Obligations

Our contractual obligations primarily consist of our obligations under operating leases and inventory component purchases. As of September 30, 2026, there have been no material changes from our disclosure in our 2025 Annual Report. For more information on our future minimum operating leases, see Note 11, “Leases” and for more information on our Credit Facility, see Note 7, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

During the nine months ended September 30, 2026, there have been no material changes to our critical accounting estimates from the information reported in our 2025 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 8 — Commitments and Contingencies — Legal Proceedings.”

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

Changes in trade laws, including recent regulatory actions, may not benefit us as anticipated, or at all. For example, although we believe the July 2026 decision of the Federal Communications Commission (“FCC”) to restrict future authorizations of foreign-produced power inverters could support the strategic rationale for our U.S. manufacturing strategy, we cannot assure you that this or any other trade action will result in a competitive advantage for us. The scope of the FCC’s action remains subject to change, including through an available conditional exception process, competitors may adjust their manufacturing footprints to remain compliant or to obtain exceptions, and the FCC or other agencies may modify, narrow, or delay enforcement of the restriction. Moreover, the overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, application, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. If trade laws do not evolve as we currently expect, or if we are unable to capitalize on any resulting opportunities, our competitive position, results of operations, and financial condition could be adversely affected.

Additionally, in recent years, imposition and withdrawal of import tariffs have been unpredictable. On February 20, 2026, the United States Supreme Court ruled in Learning Resources, Inc. v. Trump that import tariffs imposed under the IEEPA were invalid. Following the ruling, the U.S. Court of International Trade directed CBP to establish a refund process, and on April 20, 2026, CBP launched an online portal for the submission of IEEPA refund claims. The availability, scope and timing of any refunds remain contingent upon CBP’s review and validation process. Also on February 20, 2026, the President imposed a temporary import surcharge under Section 122, which expired on July 24, 2026. On May 7, 2026, the U.S. Court of International Trade held the Section 122 surcharge invalid. The government has appealed, and the Federal Circuit has stayed the ruling pending appeal. No refund process has been established. Effective July 24, 2026, the Administration imposed tariffs ranging from 10% to 12.5% under Section 301 of the Trade Act of 1974 on imports from 60 economies. It remains uncertain whether additional tariffs or trade restrictions will be imposed, whether such measures will withstand legal challenge, and whether refunds of duties previously paid will be available.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements.

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
3.2	Amended and Restated Bylaws of Tigo Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2023).
10.1+	Tigo Energy, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2026).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b)
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b)
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.

* Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tigo Energy, Inc.

	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer
Date: November 4, 2026